Form 10-Q
period 1995-03-31
MULTIVEST REAL ESTATE FUND LTD SERIES IV
filed 1995-05-12
CIK 205671

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1995 or



      Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from      to



Commission file number    0-6701



                    MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
              (Exact name of registrant as specified in its charter)



            Michigan                                  38-6239993
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)



6100 Glades Road, Suite 205
Boca Raton, Florida                                     33434
(Address of principal executive offices)             (Zip Code)



                                (407) 487-6700
               (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


                                                 Yes   x    No

                          MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                                 COMMISSION FILE NUMBER 0-6701
                                           FORM 10-Q
                                         March 31, 1995




PART I.   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Statements of Financial Condition, as of March 31, 1995
               (Unaudited) and December 31, 1994..............................3

          Statements of Operations, for the three months
               ended March 31, 1995 and 1994 (Unaudited)......................4

          Statements of Cash Flows, for the three months ended
               March 31, 1995 and 1994 (Unaudited)............................5

          Notes to Financial Statements (Unaudited)...........................6


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................7


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K....................................8

ITEM 1.  FINANCIAL STATEMENTS

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                             (a Michigan limited partnership)
                             STATEMENTS OF FINANCIAL CONDITION
                                        (Unaudited)
                                                   March 31,       December 31,
                                                     1995             1994
           ASSETS
Investment in real estate
  Land                                          $   144,581       $   144,581
  Land improvements                                  51,425            51,425
  Buildings and improvements                      3,427,795         3,391,354

                                                  3,623,801         3,587,360
      Less accumulated depreciation               2,042,846         1,968,393
        Net investment in real estate             1,580,955         1,618,967

Wrap-around mortgage notes receivable             5,043,750         5,043,750
Purchase money mortgage note receivablee          1,450,000         1,450,000
Less unamortized discount                           (37,935)          (60,696)
Allowance for loss on note receivable              (525,000)         (525,000)

Deferred gain on sales of real estate            (2,983,868)       (2,983,868)

                                                  2,946,947         2,924,186
Other assets
  Cash                                                5,475            27,031
  Investments, at cost which
    approximates market                           3,145,530         3,619,725
  Accounts receivable                                39,544            37,976
  Deferred interest receivable                      174,488           174,488
  Prepaid insurance                                  19,108            30,051
  Replacement reserve                                98,287           105,114
  Escrow deposits and other assets                   67,045           115,770
  Deferred charges net of accumulated
    amortization of $95,349 and $89,806,
    respectively                                    145,759           151,303

         Total other assets                       3,695,236         4,261,458

            Total assets                        $ 8,223,138       $ 8,804,611

      LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                          $ 3,960,597       $ 3,974,353
Accounts payable                                     65,038            31,249
Accrued liabilities to affiliates                   471,923           471,421
Unfunded distributions payable                         -              540,304
Accrued liabilities                                  82,859           152,401
Tenants' security deposits and other
   liabilities                                       29,551            26,826


         Total liabilities                        4,609,968         5,196,554

Partners' capital
  Limited Partners, 40,004 units                  3,597,775         3,592,662
  General Partner,      34 units                     15,395            15,395

         Total Partner's capital                  3,613,170         3,608,057

            Total liabilities and
              Partners' capital                  $8,223,138        $8,804,611


                        MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                             (a Michigan limited partnership)
                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)




                                                     Three Months Ended
                                                           March 31,

                                                  1995                 1994

Revenues
  Rents and other tenant charges               $ 205,707            $ 207,934
  Interest on mortgage notes receivable          151,262              151,262
  Other interest                                  46,898               19,400

                                                 403,867              378,596

Expenses
  Maintenance, custodial salaries
    and related expenses                          19,116               18,985
  Real estate management fees                     11,959               12,236
  Mortgage servicing fees                          4,729                3,829
  Property taxes                                  17,256               17,256
  Depreciation and amortization                   79,996               70,109
  Insurance                                        9,096                7,800
  Utilities                                       33,648               29,782
  Repairs and maintenance                         36,820               30,460
  Legal and accounting                            54,566                7,351
  Interest                                       101,857               93,331
  Administrative and other                        29,711               26,726

                                                 398,754              317,865

    Income from existing assets                    5,113               60,731
    Income from sold property                       -                  92,019
   Net income                                    $ 5,113            $ 152,750

Allocated to
  Limited partners, 40,004 units                 $ 5,113            $ 152,750
  General partners,     34 units                     -                    -

                                                 $ 5,113            $ 152,750

Net income per partnership unit
  based on 40,004 Limited Partnership
   units outstanding                             $   .13            $    3.82

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                             (a Michigan limited partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                      Three Months Ended
                                                          March 31,

                                                      1995              1994

Operating Activities

  Net income                                      $   5,113        $  152,750
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    (Increase) in deferred interest income               -             (8,775)
    Amortization of discount on mortgage notes
      receivable                                    (22,761)          (22,761)
    Depreciation                                     74,453            65,564

  Increase in accounts receivable                    (1,568)           (9,070)
  Decrease in prepaid expenses                       10,943             3,655
  Decrease (increase) in replacement reserve          6,827          (150,201)
  Decrease in escrow deposits                        48,725             6,817
  Increase in accounts payable                       33,789            24,534
  Increase in accrued liabilities to affiliates         502               -
  Decrease in accrued liabilities                   (69,542)          (55,446)
  Increase in security deposits                       2,725             1,295
  Decrease (increase) in deferred charges             5,544           (62,120)
  Decrease in unfunded distributions payable       (540,304)              -
       Net cash used in
         operating activities                      (445,554)          (53,758)


Investing Activities

  Capital improvements to real estate               (36,441)          (27,439)

    Net cash used in investing activities           (36,441)          (27,439)


Financing Activities

  Funds received on Hidden Village refinancing        -             1,494,000
  Payoff of Hidden Village mortgage note payable      -              (835,008)
  Principal payments on mortgage notes
    payable                                         (13,756)          (63,714)

    Net cash (used in) provided by financing
      activities                                    (13,756)          595,278

 (Decrease) increase in cash and cash equivalents  (495,751)          514,081
  Cash and cash equivalents - January 1           3,646,756         1,666,688

  Cash and cash equivalents - March 31          $ 3,151,005       $ 2,180,769

                MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                       (a Michigan limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's latest annual report on Form 10-K. The results of operations for interim periods should not be considered as indicative of the results to be expected for a full year.


Reclassifications

Certain reclassifications have been made in the 1994 financial statements to conform to the presentation of 1995 results of operations.

               MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                       (a Michigan limited partnership)
                                March 31, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on one apartment complex owned by the Partnership, collections on mortgage notes received upon sale of Partnership properties and protection of the Partnership's mortgage interest in such sold properties.

The Partnership's total revenues increased $25,271 or 7% for the three months ending March 31, 1995 as compared with the same period of the prior year. Other interest increased $27,498 or 142% due primarily to increased interest on investments.

Total expenses of the Partnership increased $80,889 or 25% for the period ended March 31, 1995 as compared to the same period of the prior year. There was a $9,887 or 14% increase in depreciation and amortization due primarily to depreciation associated with additional capital improvements at Hidden Village Apartments. Legal and accounting costs increased $47,215 or 642% due primarily to legal costs associated with the Eastern Gateway Shopping Center bankruptcy.

The liquidity of the Partnership is dependent upon the timely receipt of cash. The Partnership has no credit facilities currently in place. Limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position and, when necessary, will reserve adequate funds to continue to operate the Partnership. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of continued collections on the existing mortgage notes or the continued performance of the Partnership's rental property. Unanticipated collection problems on the existing notes, or a decline in the performance of the Partnership's rental property, could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations and mortgage notes receivable on sold properties have primarily been utilized to meet debt service obligations and, when possible, distribute funds to the partners. There was no distribution of funds during the period ending March 31, 1995.

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                             (a Michigan limited partnership)
                                      March 31, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended March 31, 1995.




                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MULTIVEST REAL ESTATE FUND, LTD.,
                                       Series IV, a Michigan Limited
                                       Partnership,
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.
                                             a Delaware corporation
                                       Its:  Corporate General Partner

                                             RICHARD L. DAVIS

Date: May 12, 1995
                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer


                                             JOHN J. KAMMERER

Date: May 12, 1995
                                             John J. Kammerer
                                             Principal Accounting Officer