Form 10-Q/A
period 1995-03-31
MULTIVEST REAL ESTATE FUND LTD SERIES IV
filed 1995-06-29
CIK 205671

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                               FORM 10-Q AMENDMENT 1
(Mark One)

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




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (a) Exhibits:
              (i) Exhibit 27 - Financial Data Schedule


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


                                       MULTIVEST REAL ESTATE FUND, LTD.,
                                       Series IV, a Michigan Limited
                                       Partnership,
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.
                                             a Delaware corporation
                                       Its:  Corporate General Partner

                                             RICHARD L. DAVIS

Date: June 22, 1995
                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer


                                             JOHN J. KAMMERER

Date: June 22, 1995
                                             John J. Kammerer
                                             Principal Accounting Officer