Form 10-Q
period 1995-06-30
MULTIVEST REAL ESTATE FUND LTD SERIES IV
filed 1995-08-14
CIK 205671

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1995 or

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


                                                  Yes x   No

                         MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                                 COMMISSION FILE NUMBER 0-6701
                                           FORM 10-Q
                                        June 30, 1995



PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Statements of Financial Condition, as of June 30, 1995
               and December 31, 1994 (Unaudited).............................3

          Statements of Operations, for the three months and the six months ended June 30, 1995 and 1994 (Unaudited)......................4

          Statements of Cash Flows, for the six months ended
               June 30, 1995 and 1994 (Unaudited)............................5

          Notes to Financial Statements (Unaudited)..........................6


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................7


PART II.  OTHER INFORMATION:


  Item 6. Exhibits and Reports on Form 8-K...................................8

ITEM 1.  FINANCIAL STATEMENTS

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                             (a Michigan limited partnership)
                             STATEMENTS OF FINANCIAL CONDITION
                                        (Unaudited)

                                              June 30,           December 31,
                                                1995                 1994
           ASSETS                            (Unaudited)
Investment in real estate
  Land                                      $    144,581         $   144,581
  Land improvements                               51,425              51,425
  Buildings and improvements                   3,444,674           3,391,354

                                               3,640,680           3,587,360
      Less accumulated depreciation            2,116,365           1,968,393

      Net investment in real estate            1,524,315           1,618,967

Wrap-around mortgage notes receivable          5,043,750           5,043,750
Purchase money mortgage note receivable        1,450,000           1,450,000
Less unamortized discount                        (15,174)            (60,696)
Allowance for loss on note receivable           (525,000)           (525,000)

Deferred gain on sales of real estate         (2,983,868)         (2,983,868)

                                               2,969,708           2,924,186
Other assets
  Cash                                             4,936              27,031
  Investments, at cost which
    approximates market                        2,790,875           3,619,725
  Accounts receivable                             39,571              37,976
  Deferred interest receivable                   174,488             174,488
  Prepaid insurance                                8,155              30,051
  Replacement reserve                            124,582             105,114
  Escrow deposits and other assets                77,759             115,770
  Deferred charges net of accumulated
    amortization of $100,893 and
    $89,806, respectively                        140,216             151,303

       Total other assets                      3,360,582           4,261,458

          Total assets                      $  7,854,605        $  8,804,611

   LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                      $  3,946,827        $  3,974,353
Accounts payable                                  35,617              31,249
Accrued liabilities to affiliates                114,078             471,421
Unfunded distributions payable                     -                 540,304
Accrued liabilities                              111,548             152,401
Tenants' security deposits and other
  liabilities                                     30,201              26,826

       Total liabilities                       4,238,271           5,196,554

Partners' capital
  Limited Partners, 40,004 units               3,600,939           3,592,662
  General Partner,      34 units                  15,395              15,395

       Total Partners' capital                 3,616,334           3,608,057

           Total liabilities and
            Partners' capital               $  7,854,605        $  8,804,611

                         MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                               (a Michigan limited partnership)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)




                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,

                                   1995         1994        1995         1994

Revenues
  Interest on wrap-around
    mortgage notes receivable  $  151,262  $  151,262    $  302,524  $  302,524
  Rents and other tenant charges  209,072     205,330       414,779     413,265
  Other income                     47,879      29,203        94,776      48,601

                                  408,213     385,795       812,079     764,390

Expenses
  Maintenance, custodial salaries
    and related expenses           18,237      17,576        37,354      36,561
  Real estate management fee       11,743      11,535        23,702      23,772
  Mortgage servicing fee            2,929       2,929         7,658       6,758
  Property taxes                   17,256      17,256        34,512      34,512
  Depreciation and amortization    79,063      73,997       159,059     144,106
  Insurance                         9,096       7,800        18,192      15,600
  Utilities                        31,119      31,505        64,767      61,287
  Repairs and maintenance          42,325      37,479        79,145      67,940
  Legal and accounting             48,091      10,738       102,657      18,089
  Interest                        103,946      98,000       205,803     191,330
  Administrative and other         41,244      42,788        70,953      69,512

                                  405,049     351,603       803,802     669,467

  Income from existing assets       3,164      34,192         8,277      94,923
  Income from disposed property     -          94,314         -         186,333
      Net income                 $  3,164  $  128,506    $    8,277 $   281,256

Allocated to
  Limited partners, 40,004 units $  3,164  $  128,506    $    8,277 $   281,256
  General partners,     34 units    -           -             -           -

                                 $  3,164  $  128,506    $    8,277  $  281,256

Net income per limited
  partnership unit based on
  40,004 average units
  outstanding                    $    .08  $     3.21    $      .21  $     7.03

                        MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                             (a Michigan limited partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                            Six Months
                                                          Ended June 30,


                                                       1995             1994
Operating Activities

  Net income                                      $    8,277      $   281,256
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Increase in deferred interest income                -             (17,550)
    Amortization of discount on mortgage notes
       receivable                                    (45,522)         (45,522)
    Depreciation                                     147,972          135,017

  (Increase) in accounts receivable                   (1,595)          (5,582)
  Decrease in prepaid expenses                        21,896           12,948
  Increase in replacement reserve                    (19,468)        (150,201)
  Decrease (increase) in escrow deposits              38,011          (37,582)
  Decrease (increase) in deferred charges             11,087          (62,486)
  Increase in accounts payable                         4,368            8,341
  Decrease in accrued liabilities                    (40,853)         (37,930)
  Decrease in accrued liabilities to affiliates     (357,343)           -
  Decrease in unfunded distributions payable        (540,304)           -
  Increase in security deposits                        3,375            2,845


       Net cash (used in) provided by operating
        activities                                  (770,099)          83,554

Investing Activities

  Capital improvements to real estate                (53,320)         (71,360)

       Net cash used in investing activities         (53,320)         (71,360)

Financing Activities

  Funds received on Hidden Village refinancing         -            1,494,000
  Payoff of Hidden Village mortgage note payable       -             (835,008)
  Principal payments on mortgage notes payable       (27,526)        (123,102)

       Net cash (used in) provided by
         financing activities                        (27,526)         535,890

  (Decrease) increase in cash and cash equivalents  (850,945)         548,084
  Cash and cash equivalents - January 1            3,646,756        1,666,688

  Cash and cash equivalents - June 30            $ 2,795,811      $ 2,214,772

                  MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                       (a Michigan limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




The financial statements reflect all adjustments which are normal and recurring in nature and, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's latest annual report on Form 10-K. The results of operations for interim periods should not be considered as indicative of the results to be expected for a full year.

                 MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                       (a Michigan limited partnership)
                                 June 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on one apartment complex (Hidden Village Apartments, located in Irving, Texas) owned by the Partnership, collections on mortgage notes received upon sale of certain Partnership properties and protection of the Partnership's mortgage interest in such properties.

The Partnership's total revenues increased $22,418 or 6% for the three months, and $47,689 or 6% for the six months ended June 30, 1995 as compared with the same periods of the prior year. Other income increased $18,676 or 64%, and $46,175 or 95% for the three and six month periods ended June 30, 1995, respectively, due primarily to increased interest earnings on investments.

Total expenses of the Partnership increased $53,446 or 15% for the quarter, and $134,335 or 20% for the six months ended June 30, 1995 as compared to the same periods of the prior year. Repair and maintenance costs increased $4,846 or 13% for the quarter, and $11,205 or 16% for the six month period ended June 30, 1995, in an effort to maintain and enhance the physical condition of Hidden Village Apartments. Legal and accounting costs increased $37,353 or 348%, and $84,568 or 468% for the three and six month periods, respectively, due primarily to legal costs associated with the Eastern Gateway Shopping Center bankruptcy.

The liquidity of the Partnership is dependent upon the timely receipt of cash. The Partnership has no credit facilities currently in place. Limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position and, when necessary, will reserve adequate funds to continue to operate the Partnership. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis through its cash flow and reserve policies. However, there can be no assurance of continued collections on the existing mortgage notes or the continued performance of the Partnership's rental property. Collection problems on the existing notes, or a decline in the performance of the Partnership's rental property could have a negative effect upon the long-term liquidity of the Partnership.

Funds generated from operations and mortgage notes receivable on sold properties have primarily been utilized to meet debt service obligations and, when possible, to distribute funds to the partners. There was no distribution of funds for the period ended June 30, 1995.

                       MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                             (a Michigan limited partnership)
                                       June 30, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

    (a)   Exhibits:
          (i) Exhibit 27 - Financial Data Schedule


    (b) No report on Form 8-K has been filed during the quarter ended June 30, 1995.




                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MULTIVEST REAL ESTATE FUND, LTD.
                                       Series IV, a Michigan Limited
                                       Partnership
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.,
                                             a Delaware corporation
                                       Its:  Corporate General Partner


                                             RICHARD L. DAVIS
Date: August 14, 1995
                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer




                                             JOHN J. KAMMERER
Date: August 14, 1995
                                             John J. Kammerer
                                             Principal Accounting Officer