Form 10-Q
period 1995-09-30
MULTIVEST REAL ESTATE FUND LTD SERIES IV
filed 1995-11-13
CIK 205671

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1995 or


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


                                                            Yes   x    No

                         MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                                COMMISSION FILE NUMBER 0-6701
                                         FORM 10-Q
                                    September 30, 1995




PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Statements of Financial Condition, as of September 30, 1995
               and December 31, 1994 (Unaudited)...............................3

          Statements of Operations, for the three months and the nine months ended September 30, 1995 and 1994 (Unaudited)...................4

          Statements of Cash Flows, for the nine months ended
               September 30, 1995 and 1994 (Unaudited).........................5

          Notes to Financial Statements (Unaudited)............................6


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................7


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K.....................................8

ITEM 1.  FINANCIAL STATEMENTS

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                             (a Michigan limited partnership)
                             STATEMENTS OF FINANCIAL CONDITION
                                        (Unaudited)

                                               September 30,       December 31,
                                                   1995                 1994
           ASSETS                               (Unaudited)
Investment in real estate
  Land                                        $    144,581         $   144,581
  Land improvements                                 51,425              51,425
  Buildings and improvements                     3,459,168           3,391,354

                                                 3,655,174           3,587,360
      Less accumulated depreciation              2,190,170           1,968,393

      Net investment in real estate              1,465,004           1,618,967

Wrap-around mortgage notes receivable            5,043,750           5,043,750
Purchase money mortgage note receivable          1,450,000           1,450,000
Less unamortized discount                             -                (60,696)
Allowance for loss on note receivable             (525,000)           (525,000)
Deferred gain on sales of real estate           (2,983,868)         (2,983,868)

                                                 2,984,882           2,924,186
Other assets
  Cash                                               2,074              27,031
  Investments, at cost which
    approximates market                          2,945,739           3,619,725
  Accounts receivable                               37,300              37,976
  Deferred interest receivable                     174,488             174,488
  Prepaid insurance                                  1,186              30,051
  Replacement reserve                               95,948             105,114
  Escrow deposits and other assets                 111,629             115,770
  Deferred charges net of accumulated
    amortization of $106,436 and $89,806,
    respectively                                   134,672             151,303

       Total other assets                        3,503,036           4,261,458

          Total assets                        $  7,952,922        $  8,804,611

   LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                        $  3,936,583        $  3,974,353
Accounts payable                                    16,391              31,249
Accrued liabilities to affiliates                  114,343             471,421
Unfunded distributions payable                       -                 540,304
Accrued liabilities                                158,282             152,401
Tenants' security deposits and other
  liabilities                                       32,251              26,826

       Total liabilities                         4,257,850           5,196,554

Partners' capital
  Limited Partners, 40,004 units                 3,679,677           3,592,662
  General Partner,      34 units                    15,395              15,395

       Total Partners' capital                   3,695,072           3,608,057

           Total liabilities and
            Partners' capital                 $  7,952,922        $  8,804,611

                          MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                               (a Michigan limited partnership)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)




                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,


                                 1995          1994       1995          1994

Revenues
  Interest on wrap-around
    mortgage notes receivable $  143,675  $   125,928  $  446,198   $  428,451
  Rents and other tenant
    charges                      214,139      208,316     628,918      621,580
  Other income                    52,952       62,673     147,729      111,274

                                 410,766      396,917   1,222,845    1,161,305

Expenses
  Maintenance, custodial
   salaries and related expenses  17,211       19,391      54,565       55,952
  Real estate management fee      12,415       12,055      36,117       35,826
  Mortgage servicing fee           2,929        2,929      10,048        9,687
  Property taxes                  17,256       17,256      51,768       51,768
  Depreciation and amortization   79,349       78,265     238,408      222,372
  Insurance                        9,096        7,810      27,288       23,410
  Utilities                       27,960       26,320      92,727       87,606
  Repairs and maintenance         36,805       33,251     115,948      101,190
  Legal and accounting            14,109       22,923     116,766       41,011
  Interest                        80,736       98,669     286,540      290,000
  Administrative and other        34,162       27,160     105,655       96,673

                                 332,028      346,029   1,135,830    1,015,495

Income from existing assets       78,738       50,888      87,015      145,810
Operations of disposed property     -        (220,347)       -         (34,013)
      Net income (loss)         $ 78,738  $  (169,459) $   87,015  $   111,797

Allocated to
 Limited partners, 40,004 units $ 78,738  $  (169,459) $   87,015  $   111,797
 General partners,     34 units     -            -           -            -

                                $ 78,738  $  (169,459) $   87,015  $   111,797

Net income (loss) per limited
 partnership unit based
 on 40,004 average units
 outstanding                    $   1.97  $     (4.24) $     2.18  $      2.80

                       MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                             (a Michigan limited partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                             Nine Months
                                                         Ended September 30,


                                                         1995             1994
Operating Activities

  Net income                                       $    87,015      $   111,797
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Decrease in deferred interest income                  -             593,775
    Amortization of discount on mortgage notes
       receivable                                      (60,696)         (68,283)
    Depreciation                                       221,777          207,739

  Decrease in accounts receivable                          676              283
  Decrease in prepaid expenses                          28,865           15,017
  Decrease (increase) in replacement reserve             9,166          (79,280)
  Decrease (increase) in escrow deposits                 4,141          (81,983)
  Decrease (increase) in deferred charges               16,631          (64,415)
  (Decrease) increase in accounts payable              (14,858)           2,885
  Increase (decrease) in accrued liabilities             5,881          (15,615)
  Decrease in accrued liabilities to affiliates       (357,078)           -
  Decrease in unfunded distributions payable          (540,304)           -
  Increase (decrease) in security deposits               5,425           (7,245)


       Net cash (used in) provided by operating
        activities                                    (593,359)         614,675

Investing Activities

  Capital improvements to real estate                  (67,814)        (103,406)

       Net cash used in investing activities           (67,814)        (103,406)

Financing Activities

  Repayment of Dover Country Club note receivable        -            3,900,000
  Funds received on Hidden Village refinancing           -            1,494,000
  Payoff of Hidden Village mortgage note payable         -             (835,008)
  Principal payments on mortgage notes payable         (37,770)        (579,231)

       Net cash (used in) provided by
       financing activities                            (37,770)       3,979,761

  (Decrease) increase in cash and cash equivalents    (698,943)       4,491,030
  Cash and cash equivalents - January 1              3,646,756        1,666,688

  Cash and cash equivalents - September 30         $ 2,947,813      $ 6,157,718

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


Reclassifications

Certain reclassifications have been made to the 1994 financial statements to conform to the presentation of the 1995 results of operations.

Subsequent Events

On October 6, 1995, the Partnership received $1,579,063 in repayment of the French Quarter Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal balance of the wrap-around mortgage note receivable plus all accrued and deferred interest and a prepayment fee of $20,684 ($4,088,732); and (b) the principal balance of the underlying mortgage note payable, accrued interest, and prepayment penalty on the underlying mortgage notes payable with respect to this property ($2,509,669).



On November 2, 1995, the United States Bankruptcy Court, Southern District of Indiana, Indianapolis Division, dismissed the bankruptcy case filed by Eastern Gateway Limited Partnership, the owner of Eastern Gateway Shopping Center (Richmond, Indiana). The case was dismissed when Eastern Gateway Limited Partnership was unable to finalize a court-approved sale of the property. Following the dismissal of the bankruptcy case, the Partnership will seek to foreclose on, and regain title to, the property through the Wayne County Superior Court in Richmond, Indiana.

                  MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                       (a Michigan limited partnership)
                              September 30, 1995

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

The Partnership's total revenues increased $13,849 or 3% for the three months, and $61,540 or 5% for the nine months ended September 30, 1995 as compared with the same periods of the prior year. Interest on wrap-around mortgage notes receivable increased $17,747 for both the three and nine month periods, or 14% for the quarter and 4% for the nine month period. The increase is due primarily to receipt of payments due from Eastern Gateway Shopping Center during the third quarter of 1995. Other income decreased $9,721 or 16%, and increased $36,455 or 33%, for the three and nine month periods ended September 30, 1995, respectively. A mortgage note receivable payoff early in the third quarter of 1994 resulted in an increase in interest on investments for that quarter, while interest earnings for the year 1995 have increased due primarily to higher invested balances as well as slightly higher interest rates.

Total expenses of the Partnership decreased $14,001 or 4% for the quarter ended September 30, 1995. There was a $120,335 or 12% increase in expenses for the nine months ended September 30, 1995 as compared to the same period of the prior year. Repair and maintenance costs increased $3,554 or 11% for the quarter, and $14,758 or 15% for the nine month period ended September 30, 1995, in an effort to maintain and enhance the physical condition of Hidden Village Apartments. Legal and accounting costs decreased $8,814 or 38%, and increased $75,755 or 185% for the three and nine month periods, respectively, due primarily to legal costs associated with the Eastern Gateway Shopping Center bankruptcy.

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

Funds generated from operations and mortgage notes receivable on sold properties have primarily been utilized to meet debt service obligations and, when possible, to distribute funds to the partners. There was no distribution of funds for the period ended September 30, 1995.

                      MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
                            (a Michigan limited partnership)
                                    September 30, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (a) Exhibits:
              (i) Exhibit 27 - Financial Data Schedule


          (b) No report on Form 8-K has been filed during the quarter ended September 30, 1995.




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


                                       MULTIVEST REAL ESTATE FUND, LTD.
                                       Series IV, a Michigan Limited
                                       Partnership
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.,
                                             a Delaware corporation
                                       Its:  Corporate General Partner


                                             RICHARD L. DAVIS
Date: November 13, 1995
                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer




                                             JOHN J. KAMMERER
Date: November 13, 1995
                                             John J. Kammerer
                                             Principal Accounting Officer