Form 10-K
period 1995-12-31
MULTIVEST REAL ESTATE FUND LTD SERIES IV
filed 1996-03-29
CIK 205671

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or



   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


Commission file number    0-6701



                  MULTIVEST REAL ESTATE FUND, LTD. SERIES IV
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


                                           Yes   X    No










                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                                  FORM 10-K

                                    INDEX
PART I
                                                                        Page

Item 1    Business . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2    Properties . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Item 3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  6
Item 4    Submission of Matters To a Vote of Security Holders. . . . . .  6

PART II

Item 5    Market for Registrant's Partnership Units
             and Related Security Holder Matters . . . . . . . . . . . .  6
Item 6    Selected Financial Data. . . . . . . . . . . . . . . . . . . .  7
Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . .  8
Item 8    Financial Statements and Supplementary Data. . . . . . . . . . 10
          (a)  Independent Auditors' Report. . . . . . . . . . . . . . . 11
          (b)  Statements of Financial Condition, as of
                  December 31, 1995 and 1994 . . . . . . . . . . . . . . 12
          (c)  Statements of Operations, for each of the years in the three year period ended December 31, 1995. . . . . . . 13
          (d)  Statements of Changes in Partners' Capital, for each
                  of the years in the three year period ended
                  December 31, 1995. . . . . . . . . . . . . . . . . . . 14
          (e)  Statements of Cash Flows, for each of the years in the three year period ended December 31, 1995. . . . . . . 15
          (f)  Notes to Financial Statements . . . . . . . . . . . . . . 16
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . 30

PART III

Item 10   Directors and Executive Officers of the Registrant . . . . . . 30
Item 11   Executive Compensation . . . . . . . . . . . . . . . . . . . . 30
Item 12   Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . . . . . . . . 31
Item 13   Certain Relationships and Related Transactions . . . . . . . . 32

PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 34

          Financial information of properties securing mortgage loans is not included because the registrant has no contractual right to the information and cannot otherwise practicably obtain the information.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                                  FORM 10-K


                                    PART I


ITEM 1  BUSINESS

Formation of the Partnership

The registrant, MultiVest Real Estate Fund, Ltd., Series IV ("Partnership"), is a Michigan limited partnership which was formed in 1972 primarily for the purpose of investing in, operating and disposing of improved real estate. The Partnership is operated by its (corporate) general partner MultiVest Real Estate, Inc., a Delaware corporation ("General Partner").

The Partnership invested its funds in apartment complexes, shopping centers and mobile home parks which the General Partner considered had a potential for profit either through income or gain on resale. The Partnership also attempted to provide tax shelter benefits for participants when feasible within the primary investment objective.

Properties Sold by the Partnership

The General Partner of the Partnership has sold properties pursuant to wrap-around mortgage notes or purchase money mortgage notes which are secured by the sold property. Following is a summary of such sales for which mortgage notes receivable are still outstanding:


                                                    Mortgage       Mortgage
                           Sale         Sale      Note Balance       Note
                           Date         Price      at 12/31/95     Maturity

Eastern Gateway
  Shopping Center        11/13/84    $ 4,100,000   $ 1,450,000       1994


On March 22, 1994 and again on April 6, 1994, the Partnership sent a default notice to the owner of Eastern Gateway Shopping Center for, among other things, failing to pay, when due, the real estate taxes on the property as required under the mortgage documents. When the owner failed to cure the defaults within the time period required by the mortgage documents, the debt was automatically accelerated without further notice. The Partnership then exercised its remedies under the mortgage documents by commencing foreclosure proceedings. In connection with that process, the Partnership petitioned the Wayne County Superior Court in Richmond, Indiana for a hearing to appoint a receiver for the property. The hearing was scheduled for August 3, 1994. On that date, shortly before the hearing, the owner of the property filed a Voluntary Petition in Bankruptcy in the United States Bankruptcy Court for the Southern District of Indiana. The Partnership's petition for an appointment of a receiver and the related foreclosure proceedings were stayed by the bankruptcy filing.

Eastern Gateway Shopping Center remained under the jurisdiction of the Bankruptcy Court until November 2, 1995, at which time the case was dismissed. While in bankruptcy, the owner of the property tried unsuccessfully on more than one occasion to sell the property. In addition, the owner was unable to present a Plan of Reorganization acceptable to the Court or the owner's creditors.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV

Following dismissal of the bankruptcy case, the Partnership re-opened its case in the Wayne County Superior Court in Richmond, Indiana to foreclose on the property. The foreclosure is anticipated to occur in April, 1996.

For further information on the sale of Partnership property, see Notes 4 and 11 of Notes to Financial Statements.

Summary of Business Operations for the Year Ended December 31, 1995

With regard to those properties sold pursuant to mortgage notes receivable, the Partnership's operations differ in several respects from its earlier property investment and management functions. The General Partner is also concerned with servicing the mortgage which relates to the mortgage note receivable. This entails inspecting the properties, monitoring payments on (and the purchaser's ability to pay) the notes and, when appropriate, taking action to protect the Partnership if a purchaser defaults under its note (this includes beginning, monitoring and settling legal action and, if appropriate, taking possession of, operating and reselling the property).

In addition to the operations discussed above, the Partnership owns and operates Hidden Village Apartments in Irving, Texas. Hidden Village Apartments is presently on the market for sale. At December 31, 1995, the Partnership had 9 employees, all employed at Hidden Village Apartments.

On October 6, 1995, the owner of French Quarter Apartments repaid the mortgage note due the Partnership in the net amount of $1,579,063. For further information concerning the repayment, see Note 4 of Notes to Financial Statements.

For additional information on 1995 operations, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Future Business Operations of the Partnership

Based on the anticipated foreclosure on Eastern Gateway Shopping Center, the future cash distributions to the Limited Partners will be based on any potential cash flow from the operations and/or sale of Eastern Gateway as well as the Hidden Village Apartments.

Conflicts of Interest

The Partnership is subject to various conflicts of interest arising out of its relationship with the General Partner and its affiliates. These conflicts involve the following:

1.  Competition by the Partnership with Other Partnerships for Management
    Services: The General Partner serves as a general partner in three other limited partnerships, all of which were formed to engage in similar businesses as this Partnership and all of which are presently being wound up and liquidated.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV

    The General Partner may have conflicts of interest in allocating management time, services and functions among the various partnerships and any future partnerships and other entities which may be organized; however, the General Partner believes that it has sufficient staff to be fully capable of discharging its responsibilities to each partnership and other entity.

2. Liability of General Partner to Other Partnerships: The General Partner is generally liable for the Partnership's recourse obligations, to the extent not paid by the Partnership. Because the General Partner is a general partner in other limited partnerships, creditors of any of the partnerships could seek to realize on the assets of the General Partner if that partnership's assets were insufficient to satisfy its debts. Should the General Partner at any time have insufficient assets to meet such obligations, the General Partner could face conflicts of interest with regard to the manner in which its assets are distributed to meet the obligations.

3. Real Estate Commissions and Other Commissions Earned by Affiliates: To the extent the Partnership sells any properties, modifies or refinances any indebtedness or requires a construction manager, the Partnership may pay real estate and loan brokerage commissions thereon to brokers or construction management fees to the construction managers, including an affiliate of the General Partner, subject to such restrictions and upon such terms as are provided under the Partnership Agreement.

4. Provision for Property Management and Mortgage Servicing Services for the Partnership by an Affiliate: An affiliate of the General Partner performs property management and mortgage servicing for the Partnership. In the opinion of the General Partner, such affiliate is engaged, in accordance with the Partnership Agreement, on terms which are fair and reasonable and no less favorable than could reasonably be obtained by the Partnership from unaffiliated persons.

5.  Provision for Legal Services:  The firm of Honigman Miller Schwartz and Cohn
    is counsel   to the Partnership.  It is also counsel to the General Partner and its corporate affiliates. As such, it provides legal services to the Partnership in connection with its operations, real property investment and related matters at its usual rate for such services.

Competition

Hidden Village Apartments is subject to competition from similar properties in its general location (see Item 2, "Properties", below).


ITEM 2  PROPERTIES

The following is a brief description of the property currently held by the
Partnership:

                                                Year         Percentage of
                             Number of      Construction     Occupancy at
Location                     Apt. Units       Completed     December 29, 1995

Hidden Village Apartments
Irving, Texas                 176 Units          1973             96.2%

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV

Hidden Village Apartments is located midway between Dallas and Fort Worth. Hidden Village competes against properties in the immediate area that are of similar construction and age. Occupancy is relatively stable and rent concessions, although minimal, are a commonly utilized marketing tool.

For additional information with respect to the encumbrance relating to the property of the Partnership, gross amount at which the property is carried and accumulated depreciation, see Notes 2 and 5 of Notes to Financial Statements.


ITEM 3       LEGAL PROCEEDINGS

The Partnership is a defendant, from time to time, in various actions brought by tenants, contractors, materialmen, and others in connection with the Partnership's property, many of which are covered by the liability insurance maintained by the Partnership. The Partnership believes that the effect, if any, of these suits on the financial condition of the Partnership will not be material.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                   PART II


ITEM 5 MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS.

To the best knowledge of the General Partner, there is no public trading market for the Partnership Units. Since such a market does not exist for the resale of the Units, market prices cannot be ascertained. There are approximately 2,791 holders of the Units as of December 31, 1995.

Cash Distributions to Partners

The following cash distributions were declared by the Partnership during the past two years:

                                   Distributions            Per Unit
For the Quarter Ended                 Declared               Amount

September 30, 1994                 $ 3,040,304.00           $  76.00
December 31, 1995                    1,580,158.00              39.50

                                   $ 4,620,462.00           $ 115.50

Distributions are generally paid to the Partners in the quarter subsequent to their declaration.

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES IV


ITEM 6 SELECTED FINANCIAL DATA

OPERATIONAL SUMMARY
                          1995       1994         1993       1992        1991

Total revenues       $ 1,287,259 $ 1,219,478 $ 1,103,954 $ 1,032,643 $  946,397
Total expenses         1,236,561   1,646,923   1,106,964   1,079,045  1,119,979
Operations of
  disposed property       95,958     341,599     504,302     490,891    472,641
Discount on
  settlement of note    (996,818)   (223,135)      -           -          -
Gain on note payoff    2,465,068       -           -           -          -

  Income (loss)
   before real estate
   transactions        1,614,906    (308,981)    501,292     444,489    299,059

Real estate
  transactions             -           -           -            -      (525,000)

   Net income
   (loss)            $ 1,614,906  $ (308,981) $  501,292  $  444,489 $ (225,941)

Allocated to:
   Limited Partners  $ 1,614,906  $ (308,981) $  501,292  $  444,489 $ (225,941)
   General Partner         -           -           -           -          -

                     $ 1,614,906  $ (308,981) $  501,292  $ 444,489  $ (225,941)

Net income (loss)
per Partnership
Unit based on 40,004
average Limited
Partnership units
outstanding          $     40.37  $    (7.72) $    12.53   $  11.11  $    (5.65)


Cash distributions
 to Partners         $      -     $ 3,040,304 $     -      $ 160,016 $    -

Cash distributions
 per Limited
 Partnership Unit
 based on 40,004
 average units
 outstanding         $      -     $     76.00 $     -      $    4.00 $    -



FINANCIAL CONDITION SUMMARY


Net investment in
  real estate      $ 1,400,912 $ 1,618,967 $ 1,772,800  $ 1,740,865 $ 1,957,439
Mortgage notes
  receivable, net      406,200   2,924,186   6,733,143    6,642,099   6,551,056
Other assets         5,105,665   4,261,458   2,666,239    2,571,912   2,451,932

  Total assets     $ 6,912,777 $ 8,804,611 $11,172,182  $10,954,876 $10,960,427

Mortgage notes
 payable           $ 1,472,561 $ 3,974,353 $ 3,907,945  $ 4,205,082 $ 4,476,102
Other liabilities      217,253   1,222,201     306,895      293,744     312,748

  Total liabilities  1,689,814   5,196,554   4,214,840    4,498,826   4,788,850

Partners' capital    5,222,963   3,608,057   6,957,342    6,456,050   6,171,577

  Total liabilities
  and Partners'
  capital          $ 6,912,777 $ 8,804,611 $11,172,182  $10,954,876 $10,960,427


  Note: The above information and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the financial information contained in
         Item 8 and elsewhere herein.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on one apartment complex owned by the Partnership, collections on a mortgage note received upon sale of a Partnership property and protection of the Partnership's mortgage interest in the property.

There was a $67,781 or 6% increase in total revenues in 1995 from 1994. Other interest increased $28,890 or 10% due primarily to increased interest on investments following repayment of the French Quarter Apartments mortgage note receivable.

The Partnership's total revenues increased by $115,524 or 10% in 1994 over 1993 due primarily to a $115,013 or 68% increase in other interest. The increase was primarily due to increased interest on investments following repayment of the Dover Country Club mortgage note receivable.

Total expenses for the Partnership decreased $410,362 or 25% in 1995 as compared to 1994. There was a $344,834 or 96% decrease in investment management fee expense due to the fee relative to the French Quarter note payoff in 1995 being substantially less than the 1994 fee on the Dover Country Club note receivable payoff. Legal and accounting costs decreased $137,374 or 89% in 1995 from 1994, due primarily to legal costs incurred by the Partnership during 1994 in connection with the Eastern Gateway Shopping Center bankruptcy.

Total expenses increased $539,959 or 49% in 1994 as compared to 1993, due primarily to the investment management fee paid to the General Partner as a result of the repayment of the Dover Country Club mortgage note receivable. Interest expense increased $31,319 or 40% in 1994, due primarily to the increased principal balance following the Hidden Village refinancing.

On March 22, 1994 and again on April 6, 1994, the Partnership sent a default notice to the owner of Eastern Gateway Shopping Center for, among other things, failing to pay, when due, the real estate taxes on the property as required under the mortgage documents. When the owner failed to cure the defaults within the time period required by the mortgage documents, the debt was automatically accelerated without further notice. The Partnership then exercised its remedies under the mortgage documents by commencing foreclosure proceedings. In connection with that process, the Partnership petitioned the Wayne County Superior Court in Richmond, Indiana for a hearing to appoint a receiver for the property. The hearing was scheduled for August 3, 1994. On that date, shortly before the hearing, the owner of the property filed a Voluntary
Petition in Bankruptcy in the United States Bankruptcy Court for the Southern District of Indiana. The Partnership's petition for an appointment of a receiver and the related foreclosure proceedings were stayed by the bankruptcy filing.

Eastern Gateway Shopping Center remained under the jurisdiction of the Bankruptcy Court until November 2, 1995, at which time the case was dismissed. While in bankruptcy, the owner of the property tried unsuccessfully on more than one occasion to sell the property. In addition, the owner was unable to present a Plan of Reorganization acceptable to the Court or the owner's creditors.

Following dismissal of the bankruptcy case, the Partnership re-opened its case in the Wayne County Superior Court in Richmond, Indiana to foreclose on the property. The foreclosure is anticipated to occur in April, 1996.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

On October 6, 1995, the Partnership received $1,579,063 in repayment of the French Quarter Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal plus all accrued and deferred interest on the note, less a discount of $996,818 ($4,068,048) and; (b) the principal and accrued interest on the underlying mortgage note payable with respect to this property ($2,488,985). The Partnership recognized a deferred gain of $2,465,068 on the payoff of this note.

The liquidity of the Partnership is dependent upon the timely receipt of cash. There are no credit facilities currently in place and limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position and, when necessary, will reserve adequate funds to continue to operate the Partnership. Funds reserved are generally invested in short term investments. The General Partner believes that the Partnership maintains adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of continued collections on the existing mortgage note or the continued performance of the Partnership's rental property, which could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations and the purchase money mortgage note receivable on the sold property have primarily been utilized to meet debt service obligations and, when possible, distribute funds to the Partners. There was no distribution of funds during the year ended December 31, 1995.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV







                                    ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           For each of the years in
                         the three year period ended

                              December 31, 1995











       Schedules omitted are not required, or the required information is included in the financial statements or the notes thereto.

                         Independent Auditors' Report


The Partners
MultiVest Real Estate Fund, Ltd. (Series IV):


We have audited the accompanying statements of financial condition of MultiVest Real Estate Fund, Ltd. (Series IV) (a Michigan limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MultiVest Real Estate Fund, Ltd. (Series IV) (a Michigan limited partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.




March 21, 1996                              KPMG Peat Marwick LLP
Fort Lauderdale, Florida

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                      (a Michigan limited partnership)
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 1995 and 1994




                                              1995                 1994
         ASSETS
Investment in real estate
  Land                                     $   144,581       $    144,581
  Land improvements                             51,425             51,425
  Buildings and improvements                 3,469,704          3,391,354

                                             3,665,710          3,587,360
    Less accumulated depreciation            2,264,798          1,968,393
    Net investment in real estate
       (Notes 2 and 10)                      1,400,912          1,618,967

Wrap-around mortgage notes
   receivable (Note 4)                           -              5,043,750
Purchase money mortgage note
   receivable (Note 4)                       1,450,000          1,450,000
Less unamortized discount (Note 4)               -                (60,696)
Allowance for loss on note
   receivable (Note 4)                        (525,000)          (525,000)

Deferred gain on sales of
   real estate (Note 11)                      (518,800)        (2,983,868)

                                               406,200          2,924,186
Other assets
  Cash                                          24,175             27,031
  Investments, at cost which
    approximates market (Note 3)             4,359,300          3,619,725
  Interest and other receivables                16,369             37,976
  Deferred interest receivable (Note 4)        174,488            174,488
  Prepaid insurance                             26,720             30,051
  Replacement and repair
    reserves (Note 16)                         112,450            105,114
  Escrow, deposits and other assets            107,140            115,770
  Deferred charges net of accumulated
    amortization of $21,970 and $89,806,
    respectively                               285,023            151,303

       Total other assets                    5,105,665          4,261,458

         Total assets                      $ 6,912,777       $  8,804,611

  LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable (Note 5)            $ 1,472,561       $  3,974,353
Accounts payable                                10,510             31,249
Accrued liabilities (Note 6)                   158,276            152,401
Accrued liabilities to
  affiliates (Note 9)                           16,691            471,421
Unfunded distributions payable                   -                540,304
Tenants' security deposits and other
  liabilities                                   31,776             26,826

       Total liabilities                     1,689,814          5,196,554

Contingencies (Note 14)
Partners' capital (Notes 7 and 8)
  Limited Partners, 40,004 units             5,207,568          3,592,662
  General Partner,      34 units                15,395             15,395

       Total Partners' capital               5,222,963          3,608,057

         Total liabilities and
            Partners' capital              $ 6,912,777       $  8,804,611


                      See Notes to Financial Statements.

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                         (a Michigan limited partnership)
                             STATEMENTS OF OPERATIONS
                           For each of the years in the
                    three year period ended December 31, 1995




                                        1995           1994          1993

Revenues
  Interest on mortgage notes
   receivable  (Note 4)            $   126,670     $  114,002    $   152,002
  Rents and other tenant charges       847,872        821,649        783,138
  Other interest                       312,717        283,827        168,814

                                     1,287,259      1,219,478      1,103,954

Expenses
  Maintenance, custodial salaries
    and related expenses                74,004         76,178         83,798
  Mortgage servicing fee -
    affiliate (Note 9)                   5,412          4,512          5,412
  Real estate management fee -
    affiliate (Note 9)                  48,371         47,119         44,946
  Investment management fee -
    affiliate (Note 9)                  12,624        357,458           -
  Depreciation (Note 2)                296,405        282,147        230,908
  Amortization                          11,983          9,985           -
  Property taxes                        81,156         77,192         69,104
  Insurance                             31,530         37,748         47,230
  Utilities                            224,945        216,498        222,960
  Repairs and maintenance              150,758        139,127        177,572
  Legal and accounting                  16,900        154,274         16,068
  Interest (Note 12)                   136,354        109,452         78,133
  Administrative and other             146,119        135,233        130,833

                                     1,236,561      1,646,923      1,106,964

Income (loss) from
  existing assets                       50,698       (427,445)        (3,010)

Operations of disposed
  property (Note 15)                    95,958        341,599        504,302
Discount on settlement
  of note receivable (Note 4)         (996,818)      (223,135)          -
Deferred gain recognized on sale
  of real estate (Note 11)           2,465,068           -              -

      Net income (loss)            $ 1,614,906    $  (308,981)   $   501,292

  Allocated to
  Limited partners, 40,004 unit    $ 1,614,906    $  (308,981)   $   501,292
  General partner,
      34 units (Note 7)                   -              -              -

                                   $ 1,614,906    $  (308,981)   $   501,292

Net income (loss) per
  limited partnership
  unit based on 40,004
  average units outstanding        $     40.37    $     (7.72)   $     12.53



                        See Notes to Financial Statements.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                       (a Michigan limited partnership)
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                         For each of the years in the
                  three year period ended December 31, 1995




                                        General      Limited
                                        Partner      Partners          Total



Partners' capital January 1, 1993    $   15,395    $ 6,440,655    $ 6,456,050

  Net income for 1993                      -           501,292        501,292

Balance, December 31, 1993               15,395      6,941,947      6,957,342

  Net loss for 1994                        -          (308,981)      (308,981)

  Distribution to Partners                 -        (3,040,304)    (3,040,304)

Balance, December 31, 1994               15,395      3,592,662      3,608,057

  Net income for 1995                      -         1,614,906      1,614,906

Partners' capital, December 31, 1995 $   15,395    $ 5,207,568    $ 5,222,963

Partnership units outstanding
   at December 31, 1995, 1994
   and 1993                                  34         40,004         40,038





                      See Notes to Financial Statements.






                   MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                         (a Michigan limited partnership)
                             STATEMENTS OF CASH FLOWS
                           For each of the years in the
                    three year period ended December 31, 1995
                      Increase in Cash and Cash Equivalents


Operating Activities                           1995         1994        1993

  Net income (loss)                       $  1,614,906 $  (308,981) $  501,292
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
     Decrease (increase) in deferred
       interest income                            -        593,775     (35,100)
     Amortization of discount on
       mortgage notes receivable               (60,696)    (91,043)    (91,044)
     Amortization                                 -         20,176      10,191
     Depreciation                              296,405     282,147     230,908
     Discount on settlement of
       note receivable                         996,818     223,135        -
     Deferred gain recognized on
       sale of real estate                  (2,465,068)       -           -

   Changes in assets and liabilities:
     Decrease in interest and other
       receivables                              21,607         530         357
     Decrease (increase) in prepaid
       expenses                                  3,331      (1,195)     13,296
     Decrease (increase) in escrow
       deposits                                  8,630     (43,664)     (8,589)
     Increase in replacement and
       repair reserve                           (7,336)   (105,114)       -
     (Increase) in deferred charges           (133,720)    (79,659)    (59,551)
     (Decrease) increase in accounts
       payable                                 (20,739)     11,890       5,692
     Increase (decrease) in accrued
       liabilities                               5,875      12,670        (434)
     (Decrease) increase in accrued
       liabilities to affiliates              (454,730)    357,372         116
     Increase (decrease) in security
       deposits                                  4,950      (6,930)      7,777
     (Decrease) increase in unfunded
         distributions payable                (540,304)    540,304        -

         Net cash (used in) provided
           by operating activities            (730,071)  1,405,413     574,911


Investing Activities

  Repayment of French Quarter Apartments
   mortgage note receivable                  4,046,932        -           -
  Repayment of Dover Country Club mortgage
   note receivable                                -      3,676,865        -
  Capital improvements to real estate          (78,350)   (128,314)   (262,843)

        Net cash provided by (used in)
          investing activities               3,968,582   3,548,551    (262,843)


Financing Activities

  Proceeds received on Hidden Village
    refinancing                                   -      1,494,000       -
  Repayment of Hidden Village mortgage
    note payable                                  -       (835,008)      -
  Distributions to partners                       -     (3,040,304)      -
  Principal payments on mortgage
    notes payable                              (40,357)   (137,689)   (297,137)
  Principal payoff on Dover Country
    Club Apartments mortgage note payable         -       (454,895)       -
  Principal payoff on French Quarter
    Apartments mortgage note payable        (2,461,435)       -           -

    Net cash used in financing activities   (2,501,792) (2,973,896)   (297,137)

  Increase in cash and cash
    equivalents                                736,719   1,980,068      14,931
  Cash and cash equivalents -
    beginning of year                        3,646,756   1,666,688   1,651,757

  Cash and cash equivalents -
    end of year                            $ 4,383,475 $ 3,646,756 $ 1,666,688

                        See Notes to Financial Statements.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        NOTES TO FINANCIAL STATEMENTS
             For the years ended December 31, 1995, 1994 and 1993




1.  Summary of Significant Accounting Policies

Assets

The Partnership's assets are carried at the lower of cost or estimated fair value. All subsequent expenditures for improvements are capitalized. The costs of repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income in accordance with Statement of Financial Accounting Standards No. 66.

The Partnership adopted Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of - as of January 1, 1995, and accordingly evaluates its real estate investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The implementation of this standard had no financial impact on the financial statements.


Depreciation

The Partnership depreciates land improvements, buildings and building improvements using the straight-line method over the estimated useful lives of the assets. Depreciation is computed using the following useful lives:

                                             Years
             Land Improvements             10 to 15
             Buildings                        16
             Building Improvements          3 to 15


Deferred Charges

The Partnership capitalizes certain costs to refinance mortgages. Refinancing costs are amortized over the period of the new mortgages (from 3 to 25 years).

Accounting for Real Estate Sales

Sales of real estate are accounted for in accordance with Statement of Financial Accounting Standards No. 66 - Accounting for Sales of Real Estate. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transactions do not meet the remaining requirements to be recorded on the accrual basis, profit is recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur causing the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued
            For the years ended December 31, 1995, 1994 and 1993,



1. Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

The fair values of the Partnership's financial instruments, including mortgage notes and accounts receivable, mortgage notes and accounts payable, accrued expenses, security deposits, and other financial instruments, generally determined using the present value of estimated future cash flows using a discount rate commensurate with the risks involved, approximate their carrying or contract values. The net carrying value of the purchase money mortgage note receivable approximates the fair value of the collateral.

Cash Equivalents

For purposes of the Statements of Cash Flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. These investments consist principally of repurchase agreements and Treasury Bills.

Reclassifications

Certain reclassifications have been made in the 1993 and 1994 financial statements to conform to the presentation of 1995 results of operations.


Notes Receivable

Notes receivable are recorded at cost less the related allowance for impaired notes receivable. The Partnership adopted the provisions of Statements of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-income Recognition and Disclosure, on January 1, 1995. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Interest is recognized on a cash basis for impaired loans. The implementation of these standards had no financial impact on the financial statements.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                     NOTES TO FINANCIAL STATEMENTS, continued



2.   Real Estate and Accumulated Depreciation

 Real estate and accumulated depreciation at December 31, 1995 consisted of the following:



                                                Cost        Gross Amount
                            Partnership      Capitalized     at Which                                              Life on Which
                             Cost to         Subsequent to Carried at Close                                      Depreciation in
                             Re-acquire      Re-Acquisition  of  Period                                         Latest Statements
                                 Buildings &                     Building and        Accumulated   Date of    Date of Operations
Description    Encumbrances Land Improvements Improvements  Land Improvements  Total Depreciation Construct'n Acquired isComputed

Hidden Village
Apartments,
Irving,
Texas (a)      1,472,561  144,581  1,124,366    2,396,763 144,581 3,521,129  3,665,710 2,264,798    1973       1985  3 - 16 years


(a)  Formerly El Dorado Apartments.


The cost basis of the property for federal tax purposes is $3,812,822. The primary difference between such basis and the amount reflected in the financial statements is a gain recognized for tax purposes on repossession of the property.



                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued




2.  Real Estate and Accumulated Depreciation, continued


              SUMMARY OF CHANGES IN GROSS AMOUNT OF REAL ESTATE
                         AND ACCUMULATED DEPRECIATION




    Gross Amount of Real Estate               1995         1994         1993

      Balance at beginning of period      $ 3,587,360  $ 3,459,046  $ 3,196,203

        Improvements                           78,350      128,314      262,843

      Balance at close of period          $ 3,665,710  $ 3,587,360  $ 3,459,046




    Accumulated Depreciation                  1995         1994         1993

      Balance at beginning of period      $ 1,968,393  $ 1,686,246  $ 1,455,338

        Depreciation expense                  296,405      282,147      230,908

      Balance at close of period          $ 2,264,798  $ 1,968,393  $ 1,686,246




3.  Investments

    Title of Each Class                           Cost of Each Issue

                                                 1995            1994

      Treasury Bills                         $ 3,964,650     $ 2,874,625
      Repurchase Agreements                      394,650         745,100

                                             $ 4,359,300     $ 3,619,725


Investments are recorded at cost, which approximates market value, and have maturities of three months or less. Yield on investments at December 31, 1995 was approximately 5.02%.

                             MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                               NOTES TO FINANCIAL STATEMENTS, continued




4.  Mortgage Notes Receivable

   Mortgage notes receivable at December 31, 1995 consisted of the following:


                                                                   Interest Income
                           Final   Periodic                         Accrued and     Interest Income
          Interest  Prior Maturity Payment   Mortgage Notes      Deferred at End   Earned Applicable
           Rates    Liens   Date    Terms      Receivable              of Period       to Period
                                            1995       1994
Eastern
Gateway
Shopping
Center    8.11% (D,E) (A)  10/15/94   (A) 1,450,000 (D) 1,450,000     179,926          126,670

French
Quarter
Apartments  N/A      N/A   10/06/95   (B)      -        5,043,750       -              338,247*

                                          1,450,000     6,493,750     179,926 (C)      464,917



*Interest income earned on the note prior to the payoff is included in operations of disposed property.


                                                1995      1994        1993

  Balance at beginning of period, net of
     unamortized discount and allowance
     for loss                               5,908,054  9,717,011    9,625,967

       Amortization of discount                60,696     91,043       91,044

       Principal payoff on Dover Country
          Club mortgage note receivable         -     (3,900,000)       -

       Principal payoff on French
          Quarter Apartments mortgage
          note receivable                  (5,043,750)    -             -

  Balance at end of period                    925,000  5,908,054    9,717,011



                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued



4.  Mortgage Notes Receivable, continued

(A) On March 22, 1994 and again on April 6, 1994, the Partnership sent a default notice to the owner of Eastern Gateway Shopping Center for, among other things, failing to pay, when due, the real estate taxes on the property as required under the mortgage documents. When the owner failed to cure the defaults within the time period required by the mortgage documents, the debt was automatically accelerated without further notice. The Partnership then proceeded to exercise its remedies under the mortgage documents by commencing foreclosure proceedings. In connection with that process, the Partnership petitioned the Wayne County Superior Court in Richmond, Indiana for a hearing to appoint a receiver for the property. The hearing was scheduled for August 3, 1994. On that date, shortly before the hearing, the owner of the property filed a Voluntary Petition in Bankruptcy in the United States Bankruptcy Court for the Southern District of Indiana. The Partnership's petition for an appointment of a receiver and the related foreclosure proceedings were stayed by the bankruptcy filing.
    As of the date of this report, the Partnership is opposing the bankruptcy filing in an effort to foreclose on the owner and regain title to the property. This loan is in non-accrual status.

(B) On October 6, 1995, the Partnership received $1,579,063 in repayment of the French Quarter Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal plus all accrued and deferred interest on the note, less a discount of $996,818 ($4,068,048) and;
    (b) the principal and accrued interest on the underlying mortgage note payable with respect to this property ($2,488,985).

(C) The total interest income accrued and deferred includes cumulative deferred interest receivable.

    Breakdown of interest income accrued and deferred:

                                       Accrued Interest      Deferred Interest
                                        1995     1994         1995      1994

    Eastern Gateway Shopping Center   $  5,438 $  5,438   $ 174,488  $ 174,488
    French Quarter Apartments             -      15,083       -          -

    Totals                            $  5,438 $ 20,521   $ 174,488  $ 174,488


(D) On October 2, 1991, Eastern Gateway Limited Partnership entered a Plan of Reorganization with the United States Bankruptcy Court modifying the mortgage note by resetting the total indebtedness to $1,875,000, and the effective interest rate to 8.11%. Such indebtedness includes accrued and deferred interest and penalties associated with the note during the bankruptcy period. This note was reduced by an allowance for loss of $525,000 in December 1991, as a result of an analysis of net realizable value.

(E) The Eastern Gateway mortgage note receivable was the Partnership's only impaired loan. The recorded investment in the note receivable for which an impairment has been recognized and the related allowance for loss on the note receivable at December 31, 1995, were $1,450,000 and $525,000, respectively. The average recorded investment in the impaired note receivable during 1995 was $1,450,000. Interest income recognized on the impaired note receivable during 1995 was $126,670.

                MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued




5. Mortgage Notes Payable

   Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:


                     Interest    Final       Monthly      Carrying Amount
Description           Rates   Maturity Date  Payment  of Mortgage Notes Payable
                                                        1995            1994

French Quarter
  Apartments,
  Wichita Falls,
  Texas (C)
    Phase III           N/A      1995(A)    $   -     $    -        $   409,315
    Phases I & II       N/A      1995(A)        -          -          2,081,953

Hidden Village
  Apartments
  Irving, Texas       9.475%     2004(B)       12,503  1,472,561      1,483,085

                                             $ 12,503 $1,472,561     $3,974,353


(A) On October 6, 1995, the Partnership received $1,579,063 in repayment of the French Quarter Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal plus all accrued and deferred interest on the note, less a discount of $996,818 ($4,068,048); and (b) the principal and accrued interest on the underlying mortgage note payable with respect to this property ($2,488,985).

(B) The mortgage note payable requires a monthly principal and interest payment of $12,503 based on an adjustable interest rate (currently 9.475%). A balloon payment is due at the maturity date of March 1, 2004.

(C) This property was sold during 1985; (See Notes 4 and 11).

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued



5.  Mortgage Notes Payable, continued

    Principal balance, January 1, 1995                    $ 3,974,353

       Payoff of French Quarter Apartments
          mortgage note payable                            (2,461,435)

       Payments of principal                                  (40,357)

    Principal balance, December 31, 1995                  $ 1,472,561


The mortgage notes payable are collateralized by real estate, and the Partnership has no liability beyond this collateral.

The aggregate annual maturities on mortgage indebtedness are summarized as follows:


                       1996                   10,982
                       1997                   12,068
                       1998                   13,263
                       1999                   14,576
                       2000                   16,018
                       Thereafter          1,405,654

                                         $ 1,472,561


6.  Accrued Liabilities

    Accrued liabilities at December 31, 1995 and 1994 consisted of:

                                      1995       1994

      Property taxes              $ 140,383   $ 134,954
      Payroll                         3,528       3,209
      Utilities and other            14,365      14,238

                                  $ 158,276   $ 152,401



7.  General Partner's Participation in Income (Loss) and Distributions

    Pursuant to the Partnership Agreement of the Partnership, all of the profits, gains and losses, and distributions of the Partnership are to be divided among and charged against the accounts of the Limited Partners proportionately at the end of each fiscal year of the Partnership in the ratio which the number of Units owned by each Limited Partner bears to the number of Units owned by all Limited Partners as of that date.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued




8.  Income Taxes

 MultiVest Real Estate Fund, Ltd., Series IV is a partnership and has no liability for federal income taxes. The Limited Partners include in their individual income tax returns their proportionate share of any income or loss of the Partnership.

 Net income (loss), total assets and Partners' capital as reported in the accompanying financial statements exceed, (or are less than) net income, total assets and Partners' capital as reported in the Partnership's 1995 tax return by approximately $209,054, $(984,181) and $(1,015,011), respectively. The following are differences related to net income (loss) as of and for the years ended December 31:



                                         1995         1994         1993

      Income (loss) per books        $ 1,614,906  $ (308,981)   $ 501,292
      Depreciation                       132,523     118,568       72,790
      Imputed interest                   136,361     (57,778)     (60,297)
      Book/tax difference on
        gain recognition                (477,938)       -            -
      Recognition of deferred
        gain on sale of property            -      1,955,740         -
      Other                                 -        (10,000)      10,000

      Tax income                     $ 1,405,852  $1,697,549    $ 523,785


9.  Related-Party Transactions

    MultiVest Real Estate, Inc. is the Corporate General Partner of the Partnership. The Partnership Agreement permits the Corporate General Partner to provide certain services to the Partnership and to employ certain affiliates of the Corporate General Partner to provide services to the Partnership and obtain reimbursement. The services provided encompass:

      1.  Real estate management services - M.V. National Properties, Inc.

      2.  Investment management services - MultiVest Real Estate, Inc.

      3.  Mortgage servicing - M.V. National Properties, Inc.

      4.  Mortgage inspections - M.V. National Properties, Inc.

      5. Construction management, acquisition, disposition and financing services - Property Analysis and Development Corp.

    Pursuant to the Partnership Agreement, the General Partner receives an Investment Management Fee of 12-1/2% of the cash available for distribution. Cash available for distribution is defined as cash flow (including net cash profits realized on disposition of investments subject to certain limitations), less any reserves established by the General Partner which it deems reasonably necessary for the proper operation of the Partnership business.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued




9.  Related-Party Transactions, continued

    The General Partner has agreed to waive its Investment Management Fee in the event annual minimum distributions at the rate of 7% per annum of net capital contribution ($457.50 per Unit) on a non-cumulative basis are not made to the Limited Partners. In computing the 7% distribution, return of Partnership capital other than return of capital which resulted from depreciation, is excluded. Accordingly, quarterly distributions of the Investment Management Fee shall not be made to the General Partner, unless they are preceded by or made simultaneously with a minimum non-cumulative 1-3/4% quarterly cash distribution (7% annual basis) to the Limited Partners for the period. In the event a quarterly Investment Management Fee is paid to the General Partner, but the 7% annual return is not achieved for the Partnership year, then such quarterly fees shall be returned by the General Partner to the Partnership.

    Any cash profits realized on disposition of Partnership investments will also be included in the cash available for distribution. The General Partner will share in the cash profits realized on disposition of a Partnership investment only to the extent the proceeds of the disposition exceed, on an investment-by-investment basis, an amount equal to the portion of the Partnership's initial capital used in making the particular investment, multiplied by the percentage which results from dividing 500 times the Units of Limited Partnership outstanding by the beginning net capital of the Partnership. The General Partner will not share in the proceeds resulting from disposition of any Partnership investment unless the Limited Partners will receive such a return on disposition of any Partnership Investment. For the year ended December 31, 1995 and 1994, the affiliate earned $12,624 and $357,458, respectively, as an Investment Management Fee. For the year ended December 31, 1993, the General Partner earned no Investment Management Fee.


    The Partnership Agreement provides for reimbursement to the General Partner for all out-of-pocket expenses. At December 31, 1995, no reimbursements were due to the General Partner for overhead expenses attributed to the Partnership.

    In addition, the Partnership Agreement allows an affiliate of the General Partner to serve as a real estate broker but limits real estate commissions paid (regardless of to whom paid and including any commission payable to an affiliate of the Partnership) in connection with its purchases or sales of properties to not more than 6% of the total price of the property. Affiliates of the Partnership are entitled to receive a real estate commission in connection with the sale of any property by the Partnership only if the Partnership recovers from the proceeds of the sale at least the amount of the Partnership's capital that was invested in the property. For the year ended December 31, 1995, an affiliate of the General Partner did not earn a brokerage commission.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued




9.  Related-Party Transactions, continued

    Affiliates of the General Partner may be engaged to perform (a) insurance services, (b) normal property management services for fees not to exceed 5% of gross rental income and/or (c) accounting, legal, record keeping, data processing and other services, but only on terms that are fair and reasonable and no less favorable than could reasonably be obtained by the Partnership with unaffiliated persons. In addition, the Partnership Agreement provides that the General Partner has the right and power to employ persons in the operation and management of the Partnership business, including but not limited to, supervisory managing agents, building management agents, insurance brokers, real estate brokers and loan brokers, on such terms and for such compensation as the General Partner determines. The General Partner is empowered to employ in such capacities an affiliate or subsidiary of the General Partner on terms comparable to those offered by unaffiliated firms. For the year ended December 31, 1995, a corporate affiliate of the General Partner received $48,371 for rendering real estate management services to the Partnership. In addition, an affiliate of the General Partner has been engaged to service the wrap-around mortgages held by the Partnership in accordance with a Mortgage Servicing Agreement between the affiliate and the Partnership. It is anticipated that in order to protect the Partnership's interest in its assets, such affiliate will continue to service each wrap-around mortgage or other instrument now or hereafter held by the Partnership until full payment of the corresponding wrap-around note or other obligation is received. For the year ended December 31, 1995, the affiliate earned $11,941 for such services.

                       MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                          NOTES TO FINANCIAL STATEMENTS, continued




9. Related-Party Transactions, continued

   The following list of expenses incurred and the related liabilities are from transactions with affiliates:

                         M.V. National                                       Property Analysis
                        Properties, Inc.      MultiVest Real Estate, Inc.   and Development Corp.


                    1995     1994     1993      1995     1994     1993    1995     1994     1993
   Real estate
   management
   fee              48,371  47,119  44,946        -        -        -       -        -        -

   Mortgage
   servicing fee    11,941* 15,955* 20,192*       -        -        -       -        -        -

   Real estate
   commission         -       -       -           -        -        -       -        -        -

   Investment
   management
   fee                -       -       -         12,624  357,458     -       -        -        -

                    60,312  63,074  65,138      12,624  357,458     -       -        -        -

   Accrued
   liabilities,
   December 31       4,067   3,763   3,849       12,624 357,458     -       -     110,200  110,200



 *Mortgage Servicing fees incurred prior to the payoff is included in operations of disposed property.

  Management is of the opinion that these transactions were executed for a consideration approximating that which would have been paid to unaffiliated firms.


                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued




10. Description of Partnership Operations and Leasing Arrangements

    The Partnership operates exclusively in the real estate industry. It currently owns one rental apartment complex in Irving, Texas.

    Residential leases are for periods not exceeding one year.

    The following schedule provides an analysis of the Partnership's investment in property held for rent for residential purposes as of December 31, 1995:

           Residential rental apartments           $ 3,665,710

           Less:  Accumulated depreciation           2,264,798

                                                   $ 1,400,912
11. Real Estate Sales

   On August 22, 1985 the Partnership sold French Quarter Apartments in Wichita Falls, Texas for $5,700,000, consisting of $500,000 cash and a wrap-around mortgage note in the amount of $5,200,000. The sale was recorded on the installment method where gain is recognized on the basis of principal collections. The calculation of gain recognition is as follows:

          Sales Price                                   $5,700,000
          Less:  Discount on payoff                       (996,818)

          Cost, less accumulated
             depreciation of      $2,288,669            $2,488,383

          Closing costs              344,090             2,832,473

          Total gain on sale                            $1,870,709

          Gain recognized in prior years                   402,459
          Gain recognized in 1995                        2,465,068
          Less:  Discount on payoff                       (996,818)

          Total gain recognized                         $1,870,709

   Property Analysis and Development Corporation, an affiliate of the Corporate General Partner, earned a real estate commission in the amount of $330,600 in connection with the sale of French Quarter Apartments. Of this amount, $220,400 was paid prior to 1995, and the balance of $110,200 was paid following the payoff on October 6, 1995.

   The property (Eastern Gateway Shopping Center) sold for which no gain has been recognized in the past three years and not described above, resulted in continued deferred gain of $518,800 at December 31, 1995.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued




12. Interest Expense

    The Partnership incurs interest expense on the property presently owned and operated by the Partnership as well as on the underlying mortgages associated with the properties sold pursuant to wrap-around mortgage notes receivable.

                                        1995        1994        1993

    Existing properties             $  136,354   $ 109,452   $  78,133
    Sold properties subject to
    wrap-around mortgages              212,678     301,226     342,557

                                    $  349,032*  $ 410,678*  $ 420,690*

    Cash paid during 1995, 1994, and 1993 for interest was $349,032, $410,678, and $420,690, respectively.

    *Interest expense incurred relative to French Quarter Apartments ($212,678, $281,756, and $286,188 for 1995, 1994, and 1993, respectively); and Dover
    Country Club Apartments ($19,470 for 1994 and $56,369 for 1993) is included in operations of disposed property.

13. Mortgage Note Modification

    On September 15, 1990, Eastern Gateway Limited Partnership, the owner of Eastern Gateway Shopping Center, failed to make its required monthly mortgage payment to the Partnership which holds a mortgage note on the property. On November 29, 1990, Eastern Gateway Limited Partnership filed for relief under Chapter 11 of the United States Bankruptcy Laws. On October 2, 1991, Eastern Gateway Limited Partnership entered a Plan of Reorganization with the United States Bankruptcy Court modifying the mortgage note by resetting the total indebtedness to $1,875,000. However, the note was not increased based on management's net realizable value analysis. The note is currently in non performing status.

14. Contingencies

    The Partnership is a defendant, from time to time, in various actions brought by tenants, contractors, materialmen, and others in connection with the Partnership's property, many of which are covered by the liability insurance maintained by the Partnership. The Partnership believes that the effect, if any, of these suits on the financial condition of the Partnership will not be material.

15. Operations of Disposed Properties - Dover Country Club and French Quarter Apartments

                                  1995          1994          1993

    Total revenues             $ 338,247     $ 671,148      $ 878,144

    Total expenses              (242,289)     (329,549)      (373,842)

    Net income                 $  95,958     $ 341,599      $ 504,302

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                   NOTES TO FINANCIAL STATEMENTS, continued




16. Replacement and Repair Reserves

    On February 16, 1994, the Partnership obtained refinancing for the Hidden Village Apartments mortgage note payable. As required by the lender, a repair reserve was established in order to assure that certain repairs be made. In addition, a replacement reserve account was established for the funding of capital replacements throughout the term of the loan. The Partnership makes requests for reimbursement for capital replacements quarterly and is reimbursed for various capital replacements from this account.

17. Subsequent Events

    A distribution was declared for the quarter ended December 31, 1995, and paid to the Partners in March 1996 in the amount of $1,580,158 or $39.50 per Partnership unit.


                              PART II, continued


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried on through the directors and executive officers of the General Partner, who are listed below:

RICHARD L. DAVIS, age 46, is President, Chief Executive Officer and Director of the General Partner and has been associated with the General Partner since August 1981.

JAMES F. COLGAN, age 61, is a Director of the General Partner and has served in that capacity since December 1987. Since March 1990, Mr. Colgan has been President and Director of MultiVest, Inc. From November 1987 to March 1990 he served as Chief Financial Officer of that company.

PAUL D. TOOMEY, age 45, is Vice President, Treasurer and Secretary of the General Partner and has been associated with MultiVest Real Estate, Inc. and MultiVest, Inc. in various capacities since 1972.

There is no family relationship among any of the above named executive officers and directors of the General Partner.

ITEM 11   EXECUTIVE COMPENSATION

The Partnership has no directors or officers. The General Partner, MultiVest Real Estate, Inc., operates the Partnership.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV


ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

According to the Partnership's records, at January 1, 1996, two groups consisting of the following entities (through their affiliates) are the only entities or groups which are the beneficial owners or have the rights to acquire beneficial ownership of more than 5% of the Limited Partnership units:

GROUP 1

                       Name of              Amount & Nature of    Percentage
Title of Clas  s     Beneficial Owner      Beneficial Ownership    of Class

$500 Limited           LF 54, LP                  166               .415
Partnership Units

$500 Limited         Liquidity Fund IX             59               .147
Partnership Units

$500 Limited         Liquidity Fund  X            394               .985
Partnership Units

$500 Limited         Liquidity Fund XI            233               .582
Partnership Units

$500 Limited         Liquidity Fund XIII        1,853              4.632
Partnership Units

$500 Limited         Liquidity Fund XIV           215               .538
Partnership Units

$500 Limited         Liquidity Fund XV             37               .093
Partnership Units

$500 Limited         Liquidity Income Growth      389               .973
Partnership Units    Fund 85

$500 Limited         Liquidity Fund Income      2,744              6.859
Partnership Units    Growth 87

$500 Limited         Liquidity Fund High          187               .467
Partnership Units    Yield Institutional
                     Investors

$500 Limited         Liquidity Fund 52          1,435              3.587
Partnership Units

$500 Limited         Liquidity Fund 53             45               .112
Partnership Units

$500 Limited         Liquidity Income             876              2.190
Partnership Units    Growth Fund 88

$500 Limited         Liquidity Fund Income      1,420              3.549
Partnership Units    Growth Fund 89

TOTAL                                          10,053             25.129%


The address for the above beneficial owners is P.O. Box 882044, San Francisco, California, 94188.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

GROUP 2

                         Name of              Amount & Nature of   Percentage
Title of Class         Beneficial Owner      Beneficial Ownership    of Class


$500 Limited       J-B Investment Partners           1,911             4.777
Partnership Units  409 W. Hallandale Beach
                   Blvd. #415
                   Hallandale, FL  33009

$500 Limited       Benjamin S. Schwartz CUST           388              .970
Partnership Units  FBO Pamela S. Schwartz
                   5480 SW 94th Terrace
                   Miami, FL  33156

TOTAL                                                2,299             5.747

There are no parents of the Partnership. MultiVest Real Estate, Inc., a Delaware Corporation, serves as General Partner of the Partnership and, as such, controls its activities. The General Partner owns 218 Limited Partnership Units and 34 General Partnership Units.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Partnership Agreement, the General Partner receives an Investment Management Fee of 12-1/2% of the cash available for distribution. Cash available for distribution is defined as cash flow (including net cash profits realized on disposition of investments subject to certain limitations), less any reserves established by the General Partner which it deems reasonably necessary for the proper operation of the Partnership business.

The General Partner has agreed to waive its Investment Management Fee in the event annual minimum distributions at the rate of 7% per annum of net capital contribution ($457.50 per Unit) on a non-cumulative basis are not made to the Limited Partners. In computing the 7% distribution, return of Partnership capital other than return of capital which resulted from depreciation, is to be excluded. Accordingly, quarterly distributions of the Investment Management Fee shall not be made to the General Partner, unless they are preceded by or made simultaneously with a minimum non-cumulative 1-3/4% quarterly cash distribution (7% annual basis) to the Limited Partners for the period. If a quarterly Investment Management Fee is paid to the General Partner, but the 7% annual return is not achieved for the Partnership year, such quarterly fees shall be returned by the General Partner to the Partnership.

Any cash profits realized on disposition of Partnership investments will also be included in the cash available for distribution. The General Partner will share in the cash profits realized on disposition of a Partnership investment only to the extent the proceeds of the disposition exceed,on an investment-by-investment basis, an amount equal to the portion of the Partnership's initial capital used in making the particular investment, multiplied by the percentage which results from dividing 500 times the Units of Limited Partnership outstanding by the beginning net capital of the Partnership. The General Partner will not share in the proceeds resulting from disposition of any Partnership investment unless the Limited Partners will receive such a return on disposition of any Partnership investment. For the year ended December 31, 1995, the General Partner earned an Investment Management Fee of $12,624.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV

The Partnership Agreement also obligates the Partnership to reimburse the General Partner for all overhead expenses attributable to the Partnership. For the year ended December 31, 1993, no reimbursements were due the General Partner for overhead expenses.

In addition, the Partnership Agreement provides that an affiliate of the General Partner may serve as a real estate broker. The Partnership will limit real estate commissions paid (regardless of to whom paid and including any commission payable to an affiliate of the Partnership) in connection with its purchases or sales of properties to not more than 6% of the total price of the property. In no event, however, will an affiliate of the Partnership receive a real estate commission in connection with the sale of any property by the Partnership unless the Partnership will recover from the proceeds of the sale at least the amount of the Partnership's capital that was invested in the property. For the year ended December 31, 1995, no brokerage commissions were earned by the General Partners affiliates.

Affiliates of the General Partner may be engaged to perform (a) insurance services, (b) normal property management services for fees not to exceed 5% of gross rental income, and/or (c) accounting, legal, record keeping, data processing and other services, but only on terms that are fair and reasonable and no less favorable than could reasonably be obtained by the Partnership with unaffiliated persons. In addition, the Partnership Agreement provides that the General Partner has the right and power to employ persons in the operation and management of the Partnership business, including but not limited to, supervisory managing agents, building management agents, insurance brokers, real estate brokers and loan brokers, on such terms and for such compensation as the General Partner determines. The General Partner is empowered to employ in such capacities an affiliate or subsidiary of the General Partner on terms comparable to those offered by unaffiliated firms. For the year ended December 31, 1995, a corporate affiliate of the General Partner received $48,371 for rendering property management services to the Partnership. In addition, an affiliate of the General Partner has been engaged to service the wrap-around mortgages held by the Partnership in accordance with the terms and conditions of a Mortgage Servicing Agreement between the affiliate and the Partnership. It is anticipated that in order to protect the Partnership's interest in its assets, such affiliate will continue to service each wrap-around mortgage or other instrument now or hereafter held by the Partnership until full payment of the corresponding wrap-around note or other obligation is received. For the year ended December 31, 1995, an affiliate earned $11,941 for such services.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV



                                   PART IV


ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        a) 1.     Financial Statements.
                  See Index on Page 2 of this Form 10-K.

           2.     Financial Statement Schedules.
                  None.

           3.     Exhibits.

             (i) Certificate of Limited Partnership - incorporated by reference from annual report on Form 10-K for the fiscal year ending December 31, 1982, Page 50.

             (ii) Agreement of Limited Partnership - incorporated by reference from annual report on Form 10-K for the fiscal year ending December 31, 1982, Page 33.

        b)  Reports on Form 8-K
             None.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES IV


                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIVEST REAL ESTATE FUND, LTD.,
SERIES IV, a Michigan Limited
Partnership,

By:    MULTIVEST REAL ESTATE, INC.
        a Delaware corporation
Its:    Corporate General Partner

        RICHARD L. DAVIS

        Richard L. Davis
        President, Chief Executive Officer
        and Director
        (Principal Executive Officer)


Date:  March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        RICHARD L. DAVIS

        Richard L. Davis
        President, Chief Executive Officer
        and Director


Date:  March 28, 1996

        JAMES F. COLGAN


        James F. Colgan
        Director


Date:  March 28, 1996


        JOHN J. KAMMERER

        John J. Kammerer
        (Principal Accounting Officer)



Date: March 28, 1996