Form 10-Q
period 1996-03-31
MULTIVEST REAL ESTATE FUND LTD SERIES IV
filed 1996-05-14
CIK 205671

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1996 or


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


                                          Yes   x    No

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                          COMMISSION FILE NUMBER 0-6701
                                    FORM 10-Q
                                  March 31, 1996




PART I.  FINANCIAL INFORMATION:


  Item 1.    Financial Statements

         Statements of Financial Condition, as of March 31, 1996
             (Unaudited) and December 31, 1995.................................3

         Statements of Operations, for the three months
             ended March 31, 1996 and 1995 (Unaudited).........................4

         Statements of Cash Flows, for the three months ended
               March 31, 1996 and 1995 (Unaudited).............................5

         Notes to Financial Statements (Unaudited).............................6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K..................................8

ITEM 1.  FINANCIAL STATEMENTS

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                               March 31,       December 31,
                                                 1996             1995
                                              (Unaudited)
       ASSETS
Investment in real estate
  Land                                       $   144,581    $   144,581
  Land improvements                               51,425         51,425
  Buildings and improvements                   3,607,358      3,469,704

                                               3,803,364      3,665,710
          Less accumulated depreciation        2,339,899      2,264,798

            Net investment in real estate      1,463,465      1,400,912

Purchase money mortgage note receivable        1,450,000      1,450,000
Allowance for loss on note receivable           (525,000)      (525,000)
Deferred gain on sales of real estate           (518,800)      (518,800)

                                                 406,200        406,200
 Other assets
  Cash                                             4,660         24,175
  Investments, at cost which
    approximates market                        3,253,250      4,359,300
  Accounts receivable                             15,977         16,369
  Deferred interest receivable                   174,488        174,488
  Prepaid insurance                               16,776         26,720
  Replacement reserve                             74,204        112,450
  Escrow deposits and other assets               149,933        107,140
  Deferred charges net of accumulated
       amortization of $24,966 and $21,970,
       respectively                              282,027        285,023

         Total other assets                    3,971,315      5,105,665

                Total assets                 $ 5,840,980    $ 6,912,777

          LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                       $ 1,469,912    $ 1,472,561
Accounts payable                                  30,013         10,510
Accrued liabilities to affiliates                 16,869         16,691
Unfunded distributions payable                   480,158          -
Accrued liabilities                              171,737        158,276
Tenants' security deposits and other
  liabilities                                     32,025         31,776
             Total liabilities                 2,200,714      1,689,814

Partners' capital
  Limited Partners, 40,004 units               3,624,871      5,207,568
  General Partner,      34 units                  15,395         15,395

             Total Partner's capital           3,640,266      5,222,963

              Total liabilities and          $ 5,840,980    $ 6,912,777
                   Partners' capital

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                   Three Months Ended
                                                        March 31,

                                                  1996           1995

Revenues
  Rents and other tenant charges             $   219,568      $ 205,707
  Interest on mortgage notes receivable            -             38,001
  Other interest                                  48,622         46,898

                                                 268,190        290,606

Expenses
  Maintenance, custodial salaries
     and related expenses                         21,224         19,116
  Real estate management fees                     12,510         11,959
  Mortgage servicing fees                            900          2,253
  Property taxes                                  19,230         17,256
  Depreciation and amortization                   78,096         77,449
  Insurance                                        7,875          9,096
  Utilities                                       32,913         33,648
  Repairs and maintenance                         29,214         36,820
  Legal and accounting                             5,489         54,566
  Interest                                        34,861         32,173
  Administrative and other                        28,417         29,711

                                                 270,729        324,047

  Loss from existing assets                       (2,539)       (33,441)
  Income from sold property                        -             38,554

     Net income (loss)                       $    (2,539)     $   5,113

Allocated to
  Limited partners, 40,004 units                  (2,539)         5,113
  General partners,     34 units                   -               -

                                             $    (2,539)     $   5,113

Net income (loss) per partnership unit
  based on 40,004 Limited Partnership
     units outstanding                       $      (.06)     $     .13

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Three Months Ended
                                                       March 31,

                                                    1996         1995

Operating Activities

  Net income (loss)                          $    (2,539)   $     5,113
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Amortization of discount on mortgage notes
       receivable                                  -            (22,761)
     Depreciation                                 75,101         74,453

  Decrease (increase) in accounts receivable         392         (1,568)
  Decrease in prepaid expenses                     9,944         10,943

  Decrease in replacement reserve                 38,246          6,827
  (Increase) decrease in escrow deposits         (42,793)        48,725
  Increase in accounts payable                    19,503         33,789
  (Increase) decrease in accrued liabilities
      to affiliates                                  178            502
  Decrease in accrued liabilities                 13,461        (69,542)
  Increase in security deposits                      249          2,725
  Decrease in deferred charges                     2,996          5,544
  (Increase) decrease in unfunded
     distributions payable                       480,158       (540,304)

       Net cash provided by (used in)
         operating activities                    594,896       (445,554)


Investing Activities

  Capital improvements to real estate           (137,654)       (36,441)

     Net cash used in investing activities      (137,654)       (36,441)


Financing Activities

  Distributions to Partners                   (1,580,158)         -
  Principal payments on mortgage notes
     payable                                      (2,649)       (13,756)

     Net cash used in financing activities    (1,582,807)       (13,756)

  Decrease in cash and cash equivalents       (1,125,565)      (495,751)
  Cash and cash equivalents - January 1        4,383,475      3,646,756

  Cash and cash equivalents - March 31       $ 3,257,910    $ 3,151,005

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

Reclassifications
Certain reclassifications have been made in the 1995 financial statements to conform to the presentation of 1996 results of operations.

Subsequent event

Following dismissal of the bankruptcy case regarding Eastern Gateway Shopping Center, the Partnership re-opened its case in the Wayne County Superior Court in Richmond, Indiana to foreclose on the property and a receiver was appointed to operate the property. On May 8, 1996, the Partnership took possession of the property as a result of foreclosure proceedings.

                MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                     (a Michigan limited partnership)
                              March 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on Hidden Village Apartments, the one apartment complex owned by the Partnership, collections on a mortgage note received upon sale of a Partnership property, and protection of the Partnership's mortgage interest in such sold property.

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

Following dismissal of the bankruptcy case, the Partnership re-opened its case in the Wayne County Superior Court in Richmond, Indiana to foreclose on the property and a receiver was appointed to operate the property. On May 8, 1996, the Partnership took possession of the property as a result of foreclosure proceedings.

The Partnership's total revenues decreased $22,416 or 8% for the three months ending March 31, 1996 as compared with the same period of the prior year. Interest on mortgage notes receivable decreased $38,001 as a result of the non-payment status of the Eastern Gateway Shopping Center note receivable. There was a $13,861 or 7% increase in rents and other tenant charges due primarily to increased occupancy at Hidden Village Apartments.

Total expenses of the Partnership decreased $53,318 or 16% for the period ended March 31, 1996 as compared to the same period of the prior year. Legal and accounting costs decreased $49,077 or 90% due primarily to legal costs during 1995 associated with the Eastern Gateway Shopping Center bankruptcy.


The liquidity of the Partnership is dependent upon the timely receipt of cash. The Partnership has no credit facilities currently in place. Limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position and, when necessary, will reserve adequate funds to continue to operate the Partnership. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of continued collections on the existing mortgage note or the continued performance of the Partnership's rental property. Unanticipated collection problems on the existing note, or a decline in the performance of the Partnership's rental property, could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations and the mortgage note receivable on the sold property have primarily been utilized to meet debt service obligations and, when possible, distribute funds to the partners. Funds in excess of Partnership reserves resulted in distributions totaling $1,580,158 or $39.50 per partnership unit being paid during the quarter ended March 31, 1996.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                                 March 31, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended March 31, 1996.




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


                                     MULTIVEST REAL ESTATE FUND, LTD.,
                                     Series IV, a Michigan Limited
                                     Partnership,
                                          (Registrant)

                             By:     MULTIVEST REAL ESTATE, INC.
                                     a Delaware corporation

                             Its:    Corporate General Partner



Date: May 14, 1996                    RICHARD L. DAVIS

                                      Richard L. Davis
                                      President -
                                      Chief Executive Officer



Date: May 14, 1996                    JOHN J. KAMMERER

                                      John J. Kammerer
                                      Principal Accounting Officer