Form 10-Q
period 1996-06-30
MULTIVEST REAL ESTATE FUND LTD SERIES IV
filed 1996-08-14
CIK 205671

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1996 or


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




                                  (561) 487-6700
               (Registrant's telephone number, including area code)



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

                                                           Yes   x    No

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                          COMMISSION FILE NUMBER 0-6701
                                    FORM 10-Q
                                  June 30, 1996




PART I.  FINANCIAL INFORMATION:


  Item 1.    Financial Statements

         Statements of Financial Condition, as of June 30, 1996
             (Unaudited) and December 31, 1995 . . . . . . . . . . . . . 3

         Statements of Operations, for the three and six month
             periods ended June 30, 1996 and 1995 (Unaudited). . . . . . 4

         Statements of Cash Flows, for the three months ended
               June 30, 1996 and 1995 (Unaudited). . . . . . . . . . . . 5

         Notes to Financial Statements (Unaudited) . . . . . . . . . . . 6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . 7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8

ITEM 1.  FINANCIAL STATEMENTS

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                June 30,       December 31,
                                                  1996             1995
                                               (Unaudited)
       ASSETS
Investment in real estate
  Land                                       $   320,419      $   144,581
  Land improvements                               51,425           51,425
  Buildings and improvements                   3,969,605        3,469,704

                                               4,341,449        3,665,710
          Less accumulated depreciation        2,415,015        2,264,798

            Net investment in real estate      1,926,434        1,400,912

Purchase money mortgage note receivable            -            1,450,000
Allowance for loss on note receivable              -             (525,000)
Deferred gain on sales of real estate              -             (518,800)

                                                   -              406,200
 Other assets
  Cash                                            70,237           24,175
  Investments, at cost which
    approximates market                        2,811,566        4,359,300
  Accounts receivable                             29,702           16,369
  Deferred interest receivable                     -              174,488
  Prepaid insurance                                7,044           26,720
  Replacement reserve                            105,596          112,450
  Escrow deposits and other assets               162,028          107,140
  Deferred charges net of accumulated
       amortization of $27,962 and $21,970,
       respectively                              295,236          285,023

         Total other assets                    3,481,409        5,105,665

                Total assets                 $ 5,407,843      $ 6,912,777

          LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                       $ 1,466,857      $ 1,472,561
Accounts payable                                  10,407           10,510
Accrued liabilities to affiliates                  4,433           16,691
Accrued liabilities                              142,998          158,276
Tenants' security deposits and other
  liabilities                                     34,724           31,776
             Total liabilities                 1,659,419        1,689,814

Partners' capital
  Limited Partners, 40,004 units               3,733,029        5,207,568
  General Partner,      34 units                  15,395           15,395

             Total Partner's capital           3,748,424        5,222,963

              Total liabilities and          $ 5,407,843      $ 6,912,777
                   Partners' capital

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,

                                    1996       1995         1996       1995
Revenues
  Interest on wrap-around
     mortgage notes receivable    $    -    $  38,001    $    -     $   76,002
  Rents and other tenant charges    353,228   209,072       572,796    414,779
  Other income                       52,652    47,879       101,273     94,776

                                    405,880   294,952       674,069    585,557

Expenses
  Maintenance, custodial salaries
     and related expense             21,764    18,237        42,988     37,354
  Real estate management fees        17,927    11,743        30,437     23,702
  Mortgage servicing fees               529       453         1,429      2,706
  Property taxes                     19,230    17,256        38,460     34,512
  Depreciation and amortization      78,112    76,516       156,208    153,964
  Insurance                           7,875     9,096        15,750     18,192
  Utilities                          37,037    31,119        69,949     64,767
  Repair and maintenance             34,520    42,325        63,734     79,145
  Legal and accounting                6,840    48,091        12,329    102,657
  Interest                           32,497    34,582        67,358     66,755
  Administrative and other           41,391    41,113        69,808     70,823

                                    297,722   330,531       568,450    654,577

  Income (loss) from existing
    assets                          108,158   (35,579)      105,619    (69,020)
  Income from disposed property        -       38,743          -        77,297

    Net income                    $ 108,158  $  3,164     $ 105,619   $  8,277

Allocated to
  Limited partners, 40,004 units  $ 108,158  $  3,164     $ 105,619   $  8,277
  General partners,     34 units       -          -            -          -

                                  $ 108,158  $  3,164     $ 105,619   $  8,277
  Net income per limited
    partnership unit based
    on 40,004 average units
    outstanding                   $    2.70  $    .08     $    2.64   $    .21

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Six Months Ended
                                                           June 30,

                                                      1996          1995

Operating Activities

  Net income                                      $  105,619    $   8,277
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
     Amortization of discount on mortgage notes
       receivable                                       -         (45,522)
     Depreciation                                    150,217      147,972

  (Increase) in accounts receivable                  (18,770)      (1,595)
  Decrease in prepaid expenses                        19,676       21,896
  Decrease (increase) in replacement reserve           6,854      (19,468)
  (Increase) decrease in escrow deposits             (54,888)      38,011
  (Increase) decrease in deferred charges            (10,213)      11,087
  (Increase) decrease in accounts payable               (103)       4,368
  Increase (decrease) in accrued liabilities          43,367      (40,853)
  Increase (decrease) in accrued liabilities
    to affiliates                                    (12,258)    (357,343)
  Decrease in unfunded distributions payable            -        (540,304)
  Increase in security deposits                        2,948        3,375

       Net cash provided by (used in)
         operating activities                        232,449     (770,099)


Investing Activities

  Capital improvements to real estate               (148,259)     (53,320)

     Net cash used in investing activities          (148,259)     (53,320)


Financing Activities

  Distributions to Partners                       (1,580,158)        -
  Principal payments on mortgage note payable         (5,704)     (27,526)

     Net cash used in financing activities        (1,585,862)     (27,526)

  Decrease in cash and cash equivalents           (1,501,672)    (850,945)
  Cash and cash equivalents - January 1            4,383,475    3,646,756

  Cash and cash equivalents - June 30            $ 2,881,803  $ 2,795,811

Non-Cash Activities
  Foreclosure on Eastern Gateway Shopping Center:
     Decrease in wrap-around mortgage
       note receivable                           $(1,450,000)       -
     Decrease in deferred gain on sale               518,800        -
     Decrease in allowance for loss
       on note receivable                            525,000        -
     Decrease in deferred interest receivable       (174,488)       -
     Decrease in interest receivable                  (5,437)       -
     Decrease in accrued real estate taxes payable    58,645        -
     Foreclosed property                             527,480        -

               MULTIVEST REAL ESTATE FUND, LTD., SERIES IV

                     (a Michigan limited partnership)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)




The financial statements reflect all adjustments which are normal and recurring in nature, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's latest annual report on Form 10-K. The results of operations for interim periods should not be considered as indicative of the results to be expected for a full year.


Reclassifications
Certain reclassifications have been made in the 1995 financial statements to conform to the presentation of 1996 results of operations.

                MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                     (a Michigan limited partnership)
                               June 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on one apartment complex (Hidden Village Apartments, located in Irving Texas) and one shopping center (Eastern Gateway Shopping Center, located in Richmond Indiana) owned by the Partnership.

Following dismissal of the bankruptcy case regarding Eastern Gateway Shopping Center, the Partnership re-opened its case in the Wayne County Superior Court in Richmond, Indiana to foreclose on the property and a receiver was appointed to operate the property. On May 8, 1996, the Partnership took possession of the property as a result of foreclosure proceedings.

The Partnership's total revenues increased $110,928 or 38% for the three months, and $88,512 or 15% for the six months ended June 30, 1996 as compared with the same periods of the prior year. Rents and other tenant charges increased $144,156 or 69%, and $158,017 or 38% for the three and six month periods, respectively, due primarily to rents received from Eastern Gateway Shopping Center since the foreclosure.

Total expenses of the Partnership decreased $32,809 or 10% for the quarter, and $86,127 or 13% for the six months ended June 30, 1996 as compared to the same periods of the prior year. The decrease in expenses was primarily attributable to a reduction of legal and accounting costs which decreased $41,251 or 86%, and $90,328 or 88% for the three and six month periods, respectively, due primarily to legal costs associated with the Eastern Gateway Shopping Center bankruptcy/foreclosure.

The liquidity of the Partnership is dependent upon the timely receipt of cash. The Partnership has no credit facilities currently in place. Limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position and, when necessary, will reserve adequate funds to continue to operate the Partnership. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis through its cash flow and reserve policies. However, there can be no assurance of the continued performance of the Partnership's rental properties. A decline in the performance of the Partnership's rental properties could have a negative effect upon the long-term liquidity of the Partnership.

Funds generated from operations have primarily been utilized to meet debt service obligations and, when possible, to distribute funds to the partners. Funds in excess of Partnership reserves resulted in distributions totaling $1,580,158 or $39.50 per unit being paid during the six months ended
June 30, 1996.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                                 June 30, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended June 30, 1996.




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


Date:  August 13, 1996                RICHARD L. DAVIS

                                      Richard L. Davis
                                      President -
                                      Chief Executive Officer


Date:  August 13, 1996                JOHN J. KAMMERER

                                      John J. Kammerer
                                      Principal Accounting Officer