Form 10-Q
period 1996-09-30
MULTIVEST REAL ESTATE FUND LTD SERIES IV
filed 1996-11-14
CIK 205671

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1996 or


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

                                          Yes   x    No

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                          COMMISSION FILE NUMBER 0-6701
                                    FORM 10-Q
                                 September 30, 1996




PART I.  FINANCIAL INFORMATION:


  Item 1.    Financial Statements

         Statements of Financial Condition, as of September 30, 1996
             (Unaudited) and December 31, 1995 . . . . . . . . . . . . . 3

         Statements of Operations, for the three month and nine month periods ended September 30, 1996 and 1995 (Unaudited) . . . 4

         Statements of Cash Flows, for the three months ended
               September 30, 1996 and 1995 (Unaudited) . . . . . . . . . 5

         Notes to Financial Statements (Unaudited) . . . . . . . . . . . 6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . 7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8

ITEM 1.  FINANCIAL STATEMENTS

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                             September 30,       December 31,
                                                 1996               1995
                                              (Unaudited)
       ASSETS
Investment in real estate
  Land                                       $     -             $   144,581
  Land improvements                                -                  51,425
  Buildings and improvements                       -               3,469,704

                                                   -               3,665,710
          Less accumulated depreciation            -               2,264,798

            Net investment in real estate          -               1,400,912

Purchase money mortgage note receivable            -               1,450,000
Allowance for loss on note receivable              -                (525,000)
Deferred gain on sales of real estate              -                (518,800)

                                                   -                 406,200
 Other assets
  Cash                                           271,127              24,175
  Investments, at cost which
    approximates market                        5,363,122           4,359,300
  Accounts receivable                            577,091              16,369
  Deferred interest receivable                     -                 174,488
  Prepaid insurance                                  119              26,720
  Replacement reserve                              -                 112,450
  Escrow deposits and other assets                10,600             107,140
  Deferred charges net of accumulated
       amortization of $ -  and $21,970,
       respectively                                -                 285,023

         Total other assets                     6,222,059          5,105,665

                Total assets                  $ 6,222,059        $ 6,912,777

          LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                        $    -             $ 1,472,561
Accounts payable                                   30,512             10,510
Accrued liabilities to affiliates                 496,204             16,691
Accrued liabilities                                   454            158,276
Tenants' security deposits and other
  liabilities                                      -                  31,776

                Total liabilities                 527,170          1,689,814

Partners' capital
  Limited Partners, 40,004 units                5,679,494          5,207,568
  General Partner,      34 units                   15,395             15,395

             Total Partner's capital            5,694,889          5,222,963

             Total liabilities and            $ 6,222,059        $ 6,912,777
                   Partners' capital

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,

                                      1996       1995        1996      1995
Revenues
  Interest on wrap-around
     mortgage notes receivable      $    -     $  38,001 $     -     $  114,002
  Rents and other tenant charges       344,807   214,139     917,603    628,918
  Other income                          49,469    52,952     150,743    147,729

                                       394,276   305,092   1,068,346    890,649

Expenses
  Maintenance, custodial salaries
     and related expense                29,529    17,211      72,517     54,565
  Real estate management fees           21,418    12,415      51,855     36,117
  Investment management fee            176,922      -        176,922       -
  Mortgage servicing fees                -         1,353       1,429      3,520
  Property taxes                        66,633    17,256     105,093     51,768
  Depreciation and amortization        184,873    76,802     341,081    230,766
  Insurance                             10,441     9,096      26,191     27,288
  Utilities                             15,855    27,960      85,806     92,727
  Repair and maintenance                43,564    36,805     107,298    115,948
  Legal and accounting                   1,533    14,109      13,862    116,766
  Interest                              33,415    34,675     100,773    101,431
  Administrative and other              51,440    33,317     121,247    104,681

                                       635,623   280,999   1,204,074    935,577

  Income (loss) from existing assets  (241,347)   24,093    (135,728)   (44,928)
  Operations of disposed property         -       54,645        -       131,943
  Income (loss) from operations       (241,347)   78,738    (135,728)    87,015

  Gain on sale of property           2,187,812     -       2,187,812      -

     Net income                    $ 1,946,465    78,738 $ 2,052,084  $  87,015

Allocated to
  Limited partners, 40,004 units   $ 1,946,465 $  78,738 $ 2,052,084  $  87,015
  General partners,     34 units         -         -           -          -

                                   $ 1,946,465 $  78,738 $ 2,052,084  $  87,015
  Net income per limited
    partnership unit based
    on 40,004 average
    units outstanding              $     48.66 $    1.97 $     51.30   $   2.18

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Nine Months Ended
                                                         September 30,

                                                      1996          1995
Operating Activities

  Net income                                       $ 2,052,084  $   87,015
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
     Amortization of discount on mortgage
       notes receivable                                  -         (60,696)
     Depreciation                                      223,842     221,777
     Gain on sale                                   (2,187,812)       -

  (Increase) decrease in accounts receivable          (566,159)        676
  Decrease in prepaid expenses                          26,601      28,865
  Decrease in replacement reserve                      112,450       9,166
  Decrease in escrow deposits                           96,540       4,141
  Decrease in deferred charges                         285,023      16,631
  Increase (decrease) in accounts payable               20,002     (14,858)
  (Decrease) increase in accrued liabilities           (99,177)      5,881
  Increase (decrease) in accrued liabilities
    to affiliates                                      479,513    (357,078)
  Decrease in unfunded distributions payable             -        (540,304)
  (Decrease) increase in security deposits             (31,776)      5,425

     Net cash provided by (used in)
        operating activities                           411,131    (593,359)

Investing Activities

  Net proceeds from sale of properties               4,322,740        -
  Capitalized foreclosure costs                       (224,989)       -
  Capital improvements to real estate                 (205,389)    (67,814)

     Net cash provided by (used in)
      investing activities                           3,892,362     (67,814)

Financing Activities

  Distributions to Partners                         (1,580,158)       -
  Payoff of Hidden Village mortgage note payable    (1,464,782)       -
  Principal payments on mortgage note payable           (7,779)    (37,770)

     Net cash used in financing activities          (3,052,719)    (37,770)

  Increase (decrease) in cash and cash equivalents   1,250,774     (698,943)
  Cash and cash equivalents - January 1              4,383,475    3,646,756

  Cash and cash equivalents - September 30         $ 5,634,249  $ 2,947,813

Non-Cash Activities
  Foreclosure on Eastern Gateway Shopping Center:
     Decrease in wrap-around mortgage
       note receivable                             $(1,450,000) $      -
     Decrease in deferred gain on sale                 518,800         -
     Decrease in allowance for loss on
       note receivable                                 525,000         -
     Decrease in deferred interest receivable         (174,488)        -
     Decrease in interest receivable                    (5,437)        -
     Decrease in accrued real estate taxes payable      58,645         -
     Foreclosed property                               527,480         -

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

Subsequent Event

On October 25, 1996, the partnership received $328,740 representing the difference between the payoff of the mortgage note payable on Eastern Gateway Shopping Center in the amount of $1,171,260 and the escrow balance of $1,500,000.

                MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                     (a Michigan limited partnership)
                            September 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the third quarter, the Partnership sold all of its remaining properties and is now in the process of completing its liquidation and dissolution program.

On September 20, 1996, the Partnership sold Eastern Gateway Shopping Center (which had been foreclosed upon in May, 1996) for $3,000,000 less proration of income and expenses, a real estate commission paid to an affiliate of the Corporate General Partner of $165,000, and an escrow for the payoff of an underlying mortgage note payable. The Partnership recognized a gain on sale in the amount of $726,289.

On September 24, 1996, the Partnership sold Hidden Village Apartments for $2,800,000 less closing costs, proration of income and expenses, a real estate commission paid to an affiliate of the Corporate General Partner of $140,000, and payoff of the underlying mortgage note. The Partnership recognized a gain on sale in the amount of $1,461,523. Hidden Village and five additional properties owned by other MultiVest partnerships were sold on separate sales contracts to a purchaser not affiliated with the Partnership or its General Partner. Your General Partner believes that the terms and conditions of the sale were favorable to the Partnership.

The Partnership's total revenues increased $89,184 or 29% for the three months, and $177,697 or 20% for the nine months ended September 30, 1996, as compared with the same periods of the prior year. Rents and other tenant charges increased $130,668 or 61%, and $288,685 or 46% for the three and six month periods, respectively, due primarily to rents received from Eastern Gateway Shopping Center since the foreclosure.

Total expenses of the Partnership increased $354,624 or 126% for the quarter ended September 30, 1996. There was a $268,497 or 29% increase in expenses for the nine months ended September 30, 1996 as compared to the same period of the prior year. The increase for both periods is due primarily to the investment management fee payable to the General Partner pursuant to the Partnership Agreement. Depreciation and amortization costs increased $108,071 or 141% for the three months and $110,315 or 48% for the nine months ended September 30, 1996, due primarily to the full amortization of refinancing costs of Hidden Village Apartments.

Funds generated from operations have primarily been utilized to meet debt service obligations and, when possible, to distribute funds to the partners. Funds in excess of Partnership reserves resulted in distributions totaling $1,580,158 or 39.50 per unit being paid during the nine months ended September 30, 1996.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES IV
                        (a Michigan limited partnership)
                               September 30, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended September 30, 1996.




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


                                      MULTIVEST REAL ESTATE FUND, LTD.,
                                      Series IV, a Michigan Limited
                                      Partnership,
                                          (Registrant)


                     By:              MULTIVEST REAL ESTATE, INC.
                                      a Delaware corporation

                     Its:             Corporate General Partner



Date: NOVEMBER 14, 1996               RICHARD L. DAVIS

                                      Richard L. Davis
                                      President -
                                      Chief Executive Officer





Date: NOVEMBER 14, 1996               JOHN J. KAMMERER

                                      John J. Kammerer
                                      Principal Accounting Officer